Form 10-K
period 1993-12-31
ANDERSONS
filed 1994-03-29
CIK 6474

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended December 31, 1993

                                    or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                         to


                      Commission file number 2-55070

                               THE ANDERSONS
          (Exact name of registrant as specified in its charter)

                     OHIO                                34-4437884
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

            480 W. Dussel Drive, Maumee, Ohio                  43537
         (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code (419) 893-5050

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO

      The registrant is a limited partnership and has no voting stock. Because of its form of organization, there is no market for any partnership interests in the registrant. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                                  PART I

Item 1.  Business

(a)   General Development of Business

      The Andersons (the "Partnership" or "Company") is engaged in grain merchandising and operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois. The Partnership is also engaged in the distribution of agricultural products such as fertilizers, seeds and farm supplies. The Partnership operates retail general stores; produces, distributes and markets lawn care products and corncob products; and repairs and leases rail cars.

      The Partnership is the successor to other Ohio limited partnerships which have operated as "The Andersons" continuously since 1947. Except where the context otherwise requires, the terms "Partnership," "Company" and "The Andersons" include The Andersons and all predecessor and successor entities.

      The Andersons Management Corp. (the "Corporation") was formed in 1987 and is the sole General Partner of the Partnership. All of the common shares of the Corporation are owned by Limited Partners of the Partnership. The Corporation's Board of Directors has overall responsibility for the management of the Corporation, including its responsibilities as General Partner of the Partnership. The Corporation provides all management and labor services required by the Partnership in its operations under a Management Agreement entered into between the Partnership and the Corporation. See "Item 13. Certain Relationships and Related Transactions - Management Agreement."

(b)   Financial Information About Industry Segments

      See Note 11 to the Partnership's Consolidated Financial Statements for information regarding the Partnership's business segments.

(c)   Narrative Description of Business

Grain Operations

      The Partnership's grain operations involve merchandising grain and operating terminal grain elevator facilities, which includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Partnership as well as grain owned by others, and selling grain. The principal grains sold by the Partnership are yellow corn, yellow soybeans and soft red and white wheat. The Partnership's total grain storage capacity aggregates approximately 51 million bushels.

      Virtually all grain merchandised by the Partnership is grown in the midwestern part of the United States and is acquired from country elevators, dealers and producers. The Partnership effects grain purchases at prices related to Chicago Board of Trade quotations. The Partnership competes for the purchase of grain with grain processors and feeders, as well as with other grain merchandisers.

      The Partnership's grain business may be adversely affected by unfavorable weather conditions, disease, insect damage, the total acreage planted by farmers, government regulations and policies, and commodity price levels as they affect grower incentive or a supplier's decision when to deliver grain for sale. See "Government Regulation." The grain business is seasonal coinciding with the harvest of the principal grains purchased and sold by the Partnership.

      During 1993, approximately 77% of the grain sold by the Partnership was purchased domestically by grain processors and feeders and approximately 23% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or east coast. All boat shipments are from the Toledo, Ohio port elevator.

      The Partnership competes in the sale of grain with other grain merchants, other private elevator operators and farmer cooperatives which operate elevator facilities. Competition is based primarily on price, service and reliability. The Partnership believes that it is the largest terminal elevator operator in the Maumee/Toledo area and that it accounts for substantial portions of the grain elevator business done in its other principal geographic areas of operations. Some of the Partnership's competitors are also its customers and many of its competitors have substantially greater financial resources than the Partnership.

      Grain sales are effected on a negotiated basis by the Partnership's merchandising staff. As with agricultural commodities generally, the volume and pricing of the Partnership's sales are sensitive to changes in supply and demand relationships, which in turn are affected by factors such as weather, crop disease and government programs, including subsidies and acreage allotments. The Partnership's business also is affected by factors such as conditions in the shipping industry, currency exchange fluctuations, government export programs and the relationships of other countries with the United States and similar considerations. Since the Partnership does not know the ultimate destination of the grain it sells for export, it is unable to determine the relative importance, in terms of sales, of the various countries to which grain is shipped by its customers.

      The Partnership hedges virtually all grain transactions through offsetting sales or purchases of grain for future delivery. These hedging transactions customarily involve trading in grain futures on the Chicago Board of Trade, a regulated commodity futures exchange which maintains futures markets for virtually all grains merchandised by the Partnership. Hedging transactions are designed to provide protection against changes in the market prices of the grain purchased and sold by the Partnership.

Agricultural Products

      The Partnership's agricultural products operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; wholesale distribution of seeds and various farm supplies; and retail sales of seeds, farm supplies and fertilizer. The major fertilizer ingredients sold by the Partnership are nitrogen, phosphate and potassium, all of which are readily available from various sources.

      The Partnership's market area primarily includes Illinois, Indiana, Michigan and Ohio and customers for the Partnership's agricultural products are principally retail dealers. Sales of agricultural products are heaviest in the spring and fall.

      The Partnership's aggregate storage capacity for dry fertilizer is 13 million cubic feet. The Partnership reserves 5 million cubic feet of this space for various fertilizer manufacturers and customers. The Partnership's aggregate storage capacity for liquid fertilizer is 21 million gallons and 6 million gallons of this space is reserved for manufacturers and customers.
The agreements for reserved space provide the Partnership storage and handling fees and, generally, are for one year and are renewed at the end of each term.

      In its agricultural products business, the Partnership competes with regional cooperatives; fertilizer manufacturers; multi-state retail/wholesale chain store organizations; and other independent wholesalers of agricultural products. Many of these competitors have considerably larger resources than the Partnership. Competition in the agricultural products business of the Partnership is based principally on price, location and service. The Partnership believes that it is a strong competitor in these areas.

Retail Store Operations

      The Partnership's retail store operations consist of six general stores located in the Columbus, Lima and Toledo, Ohio areas, which serve urban, rural and suburban customers. A smaller store is located in Delphi, Indiana. Major product categories in the general stores include: hardware, home remodeling and building supplies; automotive accessories and parts; small appliances, electronics and houseware products; work clothes and footwear; wine, specialty meats and cheeses, baked goods and produce; pet care products; lawn and garden supplies, nursery stock and Christmas decorations and trim; toys, sporting goods, bicycles and marine accessories. The general store concept features self-selection of a wide range and variety of brand name, quality merchandise. Each general store carries more than 70,000 different items, has over 100,000 square feet of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center aisle that features do-it-yourself clinics, special promotions and varying merchandise displays.

      The retail merchandising business is highly competitive. The Partnership competes with a variety of retail merchandisers, including numerous mass retailers, department and hardware stores, and farm equipment and supply companies. The principal competitive factors are quality of product, price, service and breadth of selection. In each of these areas the Partnership is an effective competitor. Its wide selection of brand names and other quality merchandise is attractively displayed in the Partnership's general stores. Each store is located on landscaped property with ample well-lit parking facilities. The Partnership's retail business is affected by seasonal factors with significant sales occurring during the Christmas season and in the spring.

Other Activities

      The Partnership produces more than 2000 granular retail and professional lawn care products which are distributed in the snowbelt states from the Rocky Mountains to the east coast. The retail granular products are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. The professional granular products are sold both direct and through distributors to lawn service applicators and to golf courses. The principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are available from the Partnership's agricultural products division. The lawn care industry is highly seasonal, with the majority of the sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

      The Partnership is one of the largest producers of processed corncob products in the United States. These products serve the chemical carrier, animal bedding, industrial and sorbent markets and are distributed throughout the United States and Canada and into Europe and Asia. The unique absorption characteristics of the corncob has led to the development of "sorbent" products. Sorbents include products made from corncobs as well as synthetic and other materials and are used to absorb spilled industrial lubricants and other waste products. The principal sources for the corncobs are the Partnership's grain operations and seed corn producers.

      The Partnership produces dog and cat foods, which are marketed through a joint venture partnership. The Partnership is also involved in repairing, buying, selling and leasing rail cars, the operation of six auto service centers, a steel fabrication shop, a restaurant and an outdoor power equipment sales and service shop.

Research and Development

      The Partnership's research and development program is mainly concerned with the development of improved products and processes, primarily lawn care products and corncob products. Approximately $450,000, $380,000 and $220,000 was expended on research and development during 1993, 1992 and 1991, respectively, including materials, salaries and outside consultants.

Working Capital, Lines of Credit and Secured Borrowings

      The Partnership finances part of its inventories through short-term borrowings under lines of credit which are also used from time to time for other Partnership purposes. Generally, the highest borrowings occur in the spring and are related to payments of grain payables, credit sales of agricultural products related to spring planting and a seasonal peak in credit sales of lawn care products. The amount of borrowings outstanding during the year, and from one year to another, may fluctuate widely. The Partnership has available lines of credit for unsecured short-term debt with banks aggregating $117,000,000. The credit arrangements, the amounts of which are adjusted from time to time to meet the Partnership's needs, do not have termination dates but are reviewed at least annually for renewal. At December 31, 1993, the Partnership was, and it believes that it continues to be, in compliance with the conditions of its lines of credit. See Note 6 to the Partnership's Consolidated Financial Statements for additional information relating to the lines of credit. The Partnership also has a $10 million long-term revolving line of credit. See Note 7 to the Partnership's Consolidated Financial Statements.

      Certain of the Partnership's long-term indebtedness is secured by first mortgages on various facilities of the Partnership. Some of the Partnership's long-term borrowings include provisions that impose minimum levels of working capital and partnership equity (as defined); limit the amount of cash distributions and other payments to partners; limit the addition of new long-term debt; restrict the Partnership from certain sale, lease, merger and consolidation transactions; require the Partnership to be substantially hedged in its grain transactions; and certain other requirements. At December 31, 1993, the Partnership was, and it believes it continues to be, in compliance with all terms and conditions of the secured borrowings and lines of credit. See Note 7 to the Partnership's Consolidated Financial Statements for further information with respect to long-term financing.


Employees

      All management and labor services are provided to the Partnership by the employees of the Corporation. The Partnership pays a management fee to the Corporation for these services. At December 31, 1993, there were 939 full-time and 1,972 part-time or seasonal employees of the Corporation providing services to the Partnership, which does not have any of its own employees.

Government Regulation

      Grain sold by the Partnership must conform to official grade standards imposed under a federal system of grain grading and inspection administered by the United States Department of Agriculture ("USDA").

      The production levels, markets and prices of the grains which the Partnership merchandises are materially affected by United States government programs, including acreage control and price support programs of the USDA. Also, under federal law, the President may prohibit the export of any product, the scarcity of which is deemed detrimental to the domestic economy, or under circumstances relating to national security. Because a portion of the Partnership's grain sales are to exporters, the imposition of such restrictions could have an adverse effect upon the Partnership's operations.

      The Partnership, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Partnership's existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. To date, none of these requirements has had a materially adverse impact on the Partnership's operations.

      Possible Environmental Proceeding

      In October 1992, the Partnership was notified by the Ohio Environmental Protection Agency (the "Agency") that a water contamination discharge issue had been referred to the Ohio Attorney General. The issue involves the Partnership's Toledo, Ohio river elevator facility, built during the 1960's and 1970's on low lying land that had, in part, been filled by an unrelated corporation with material from its manufacturing operations. This material is the apparent source of the alleged contamination at issue. No proceedings have yet been instituted against the Partnership, but the Partnership has been advised that it may become the subject of an action seeking injunctive relief and monetary penalties. The Partnership is diligently working to resolve this matter and has had continuing discussions with the Agency and the Ohio Attorney General's office in that regard. Although no representation can be made as to the outcome, it is management's opinion that the resolution of this matter will not have a material adverse effect on the consolidated financial position of the Partnership.

Item 2.  Properties

      The Partnership's principal grain, agricultural products, retail store and other properties are described below. Except as otherwise indicated, all properties are owned by the Partnership.

Grain Facilities
                        Bushel                                    Bushel
Location                Capacity                Location          Capacity
Maumee, OH              17,500,000              Poneto, IN           550,000
Toledo, OH               6,300,000              Albion, MI         1,600,000
Champaign, IL           12,000,000              Potterville, MI      800,000
Delphi, IN               4,900,000              White Pigeon, MI   1,500,000
Dunkirk, IN              5,700,000


      The Partnership's grain facilities have an aggregate storage capacity of approximately 51 million bushels. The grain facilities are mostly concrete and steel tanks, with some flat storage. The Partnership also owns grain inspection buildings and driers, a corn sheller plant, maintenance buildings and truck scales and dumps.

Agricultural Products Facilities

                              Dry Storage             Liquid Storage
        Location              (in cu. ft.)             (in gallons)
      Maumee, OH               5,667,000
      Toledo, OH               2,000,000                 2,857,000
      Clymers, IN (1)              7,000                   900,000
      Delphi, IN               1,500,000
      Dunkirk, IN                817,000
      Logansport, IN (1)          37,000                 3,274,000
      Poneto, IN                                         4,700,000
      Walton, IN (1)             247,000                 5,867,000
      Champaign, IL              800,000
      Webberville, MI          1,833,000                 3,250,000

      (1) Leased facilities - lease expires in 1994, contains a five-year renewal option and an option to purchase the facilities.

      Agricultural products properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The dry fertilizer storage capacity totals approximately 13 million cubic feet and the liquid fertilizer storage capacity totals approximately 21 million gallons. The Maumee, Ohio and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Partnership owns a seed processing facility in Delta, Ohio. The Partnership also leases four retail supply and sales facilities in Michigan.

Retail Store Properties

             Name                     Location                Sq. Ft.
      Maumee General Store          Maumee, OH                128,000
      Toledo General Store          Toledo, OH                134,000
      Woodville General Store (1)   Northwood, OH             105,000
      Lima General Store (1)        Lima, OH                  103,000
      Brice General Store (1)       Columbus, OH              140,000
      Sawmill General Store         Columbus, OH              134,000
      Delphi Store                  Delphi, IN                 28,000
      Warehouse (1)                 Maumee, OH                245,000

      (1) Leased

        The leases for the three general stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1,750,000. The general store leases provide for contingent lease payments based on achieved sales volume. With respect to the Brice General Store lease, see "Item 13. Certain Relationships and Related Transactions - Alshire-Columbus."

Lawn, Pet, Cob and Other Properties

      The Partnership owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Partnership leases a lawn fertilizer production facility, a warehouse facility and two lawn products sales outlets. In its rail car leasing business, the Partnership owns or leases approximately 700 covered hopper cars with lease terms ranging from one to five years and annual lease payments aggregating approximately $1,900,000. The Partnership also owns a rail car repair facility, a steel fabrication facility, a service and sales facility for outdoor power equipment and the Partnership owns or leases six auto service centers.

      The Partnership's administrative office building is leased at an annual rental of $631,000 under a net lease expiring in 2000. See "Item 13. Certain Relationships and Related Transactions - Management Agreement." The Partnership owns approximately 488 acres of land on which various of the above properties and facilities are located; approximately 485 acres of farmland and land held for future use; approximately 105 acres of improved land in an office/industrial park held for sale; and certain other meeting and recreational facilities, dwellings and parcels. The Partnership also owns or leases a number of switch engines, cranes and other equipment.

      Real properties, machinery and equipment of the Partnership were subject to aggregate encumbrances of approximately $23,150,000 at December 31, 1993. In addition, a general store that was previously leased was purchased in early 1994 and is subject to an encumbrance of $5,217,000. Additions to property for the years ended December 31, 1993, 1992 and 1991, amounted to $10,808,521, $6,590,045 and $6,770,883, respectively. See Note 8 to the Partnership's Consolidated Financial Statements for information as to the Partnership's leases.

      The Partnership believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3.  Legal Proceedings

      The Partnership is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

      (a) Because of the form of its organization that includes restrictions on the transfer of Limited Partnership Interests, there is no market for the Limited Partnership Interests.

      (b) The number of holders of Limited Partnership Interests as of March 1, 1994, was 205.

      (c) The Partnership makes cash distributions and allocations of net income to Limited Partners, and to the General Partner in accordance with the terms of the Partnership Agreement. See "Item
            6. Selected Financial Data." As previously noted, certain of the Partnership's long-term borrowings and lines of credit agreements include provisions that impose minimum levels of working capital and partnership equity (as defined), limit the amount of cash distributions that can be paid to partners and limit the addition of new long-term debt along with other requirements.

Item 6.  Selected Financial Data
                                                                    Year Ended December 31
                                                1993          1992          1991          1990          1989
Sales and merchandising revenues            $776,457,070  $753,166,752  $643,063,190  $643,417,165  $663,564,821
Operating profit (a)                          21,197,205    18,299,809    13,986,953    16,157,416    11,622,537
Income from continuing operations (b)         11,079,360    10,129,692     4,516,046     5,259,776     1,661,908
Net income                                    11,079,360     7,635,748     2,825,309     3,859,392       780,196
Weighted average partners' capital (c)        47,405,022    43,101,473    41,938,671    43,047,859    44,845,806
Allocations and distributions per $1,000
  of weighted average partners' capital:
    Allocation of income from continuing
      operations                                     234           235          107           122            37
    Allocation of net income                         234           177           67            90            17
    Cash distributions                                32            34           34            32            26
    Tax distributions (d)                             88            10           88             6             7

                                                                       As of December 31
Balance Sheet Data:                             1993          1992          1991          1990          1989
  Total assets                              $356,501,778  $255,500,637  $290,110,477  $234,319,164  $224,142,693
  Long-term debt                              52,259,120    46,077,319    48,018,161    47,881,282    51,373,643
  Partners' capital:
    General partner                              761,839       622,659       531,322       546,453       505,556
    Limited partners                          54,648,874    50,497,148    41,976,399    45,265,201    44,246,847
                                            $ 55,410,713  $ 51,119,807  $ 42,507,721  $ 45,811,654  $ 44,752,403

(a) See Note 11 to the Partnership's Consolidated Financial Statements for the definition of operating profits.
(b) See Note 3 to the Partnership's Consolidated Financial Statements.
(c) Weighted average partners' capital represents the average daily outstanding partners' capital balance, which includes the effects of distributions and investments made during the year.
(d) Tax distributions can fluctuate widely due to the timing of the distributions and the amount of partnership taxable income.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
    Operations - Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Working capital at December 31, 1993 was $47 million, up $6.9 million from last year. Inventories were up $63 million, with grain inventories accounting for $50 million of the increase. The number of bushels owned at December 31, 1993 were about the same as the prior year, but prices were up. The average price of corn was up almost 50% and the average price of soybeans was up about 25%. In addition, the mix of the grain inventories changed, with approximately 3.7 million more bushels of soybeans in grain inventories at December 31, 1993, at an average price of $6.99 per bushel compared to corn at $2.96 per bushel and red wheat at $3.69. Lawn products inventories were up $8 million as a result of a build up of inventory to better meet the heavy spring demand. Retail (merchandise) inventories were up about $6 million, mostly due to an additional general store opened in 1993. The grain commodity price increases resulted in additional margin deposits at December 31, 1993, as well as an increase in accounts payable for grain. Accounts receivable were up $19 million, with most of the increase in grain and agricultural products receivables due to year end sales. Short-term borrowings were up to fund the inventory and accounts receivable increases.

      Partners' capital at December 31, 1993 totalled $55.4 million, up $4.3 million from December 31, 1992. During 1993 the Partnership offered limited partnership interests and received $424,000 of proceeds. The offering is continuing in 1994 and $750,000 of additional proceeds has been received. Any additional amounts received in 1994 are not expected to be significant. Withdrawals of capital by partners in 1993 totalled $828,000. Withdrawals in 1994 are not expected to be significant.

      Quarterly cash distributions to partners totaled $1.5 million in 1993 and are expected to be approximately $1.3 million in 1994.

      Tax distributions are made to partners to assist them in making federal, state and local tax payments since the taxable income of the Partnership is taxable to the partners and not to the Partnership. Tax distributions can fluctuate widely from year to year (see "Item 6. Selected Financial Data") due to changes in the amount and in the components of partnership taxable income and due to the timing of required tax payments by partners. In the years 1989, 1990 and 1991, tax distributions were made in April based on the previous year's taxable income. Tax distributions made in 1989, 1990 and 1991 were $336,000, $278,000 and $3.7 million, respectively. Tax distributions were higher in 1991 due to a significant increase in taxable (and book) income and due to a change in policy whereby the Partnership began making tax distributions on a quarterly basis coinciding with the dates estimated tax payments are due by partners. In 1992, tax distributions dropped to $418,000 as a result of the quarterly tax distributions paid in 1991. In 1993, tax distributions totalled $4.2 million. Of this amount, $2.2 million was paid in January and April as tax distributions on 1992 taxable income. The remainder of the 1993 tax distributions were made in April, June and September for 1993 estimated tax payments by partners. In 1994, a tax distribution of $660,000 was made in January. The final tax distribution of $900,000 for 1993 taxable income is expected to be made April. Quarterly tax distributions of $700,000 are expected to be paid in April, June and September 1994 and January 1995.

      During 1993 the Partnership issued $3.5 million of Five-Year and $2.3 million of Ten-Year debentures and additional debentures are being offered in 1994. Proceeds from the issuance of the debentures in 1993 were used to fund current maturities of long-term debt and for capital expenditures. The amount of proceeds to be realized in 1994 from the sale of debentures is unknown since the offering is not underwritten. Any proceeds realized will be added to working capital and used for such purposes as the funding of current maturities of long-term debt and for capital expenditures.

      Unused short-term lines of credit were $29.1 million at December 31, 1993, and unused long-term lines of credit were $2.5 million. The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. In management's opinion, the Partnership's liquidity is adequate to meet short and long-term needs. The Partnership's short-term lines of credit have been higher in the past and early in 1994 were increased by $25 million on a temporary basis.

      Capital expenditures totaled $10.8 million in 1993 and are expected to be approximately $26 million in 1994. Anticipated capital expenditures in 1994 include $12 million for two general stores previously leased and $1 million for facilities in the Agricultural Products area subject to a lease expiring in 1994. Funding for capital expenditures in 1994 is expected to come from additional long-term debt of approximately $14 million and cash generated from operations. If cash generated from operations is not sufficient, capital expenditures will be curtailed or additional long-term borrowings could be obtained.

Results of Operations

Years ended December 31, 1993 and 1992:

      Income from continuing operations was $11 million in 1993 compared to $10 million in 1992. Operating, administrative and general expenses were up $12 million or about 12%. Included is an increase of $5.7 million (10%) in the management fee paid to the general partner. The more significant items comprising the increase are additional salaries, wages and benefits for the new general store, as well as an expanded work force in several other operating areas and additional cash profit sharing and management performance payments as a result of improved net income. The management fee also increased as a result of the Corporation's adoption of Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation has elected to recognize the $8.4 million of accrued benefits as of January 1, 1993 (transition obligation) prospectively as a component of annual postretirement benefit cost over approximately 20 years. The additional annual cost incurred by the Corporation and passed on to the Partnership as part of the management fee was approximately $850,000 for 1993 and is expected to be about the same in future years. By major business segment the results were as follows.

      Sales in the grain area were $416 million, down 2% from 1992. The average selling price was down 4%, from $3.39 per bushel in 1992 to $3.25 per bushel in 1993. Bushels sold increased by 2%. Gross profit on grain sales decreased by 9%, due to the average price decrease and a decrease in margins. Most of these changes were a result of an increase in yields in 1993 as well as an improvement in the quality of the crops in the eastern corn belt. Merchandising revenues were up $6.4 million. Income earned in 1993 from holding owned grain was up from the depressed levels in 1992, due in part to the effects of the floods in 1993 and to a shortage of wheat in the first half of 1993. Income from drying and blending grain was also up in 1993, with most of the increase coming in the first six months of the year. This is a result of the high moisture content in the 1992 corn crop carried into 1993 and due to the depressed level of drying and blending income in the first six months of 1992. As a result of the increase in merchandising revenues, coupled with an increase in operating expenses, operating profit in the grain area was up $3.8 million, or 52% from 1992.

      In the agricultural products area, sales were $105 million in 1993, up 11% from a year ago. Wholesale sales of fertilizer products accounted for most of the sales increase as a result of a 19% increase in sales volume. Average selling prices were down and margins were also down. Sales of other agricultural products were mixed, as sales of seeds and supplies were down and retail sales were up. Storage income continued to decrease, due to an industry oversupply of warehouse space, although the level of decrease seems to have slowed down. As a result of the increased volume in wholesale fertilizer sales, gross profit in the agricultural products area was up 13% and operating profit was up $1 million, or 44% from 1992.

      Sales in the retail area were $155 million in 1993, up 4% from 1992. Sales in the Columbus market were up 5%, sales in the Toledo market were down 2% and sales from a new store opened in Lima, Ohio, in the fourth quarter of 1993 accounted for the remainder of the sales increase. Gross profit was up about $1.2 million, or 3%, as a result of the sales increase along with a small decrease in margins due to the competitive pressures in the retail market. As a result of a $3.7 million (10%) increase in operating expenses, due to increased advertising and the costs associated with opening the new general store, operating profit decreased from $4 million in 1992 to $1.6 million in 1993.

      Sales of lawn products totalled $38 million, up 7% from a year ago. Volume increased 2% and average selling prices increased 5%. Margins were up about 11%. In the industrial products area sales were $14.2 million, up 1%. Sales of sorbent products were up, due to volume increases, and sales of corncob products were down, due to a decrease in volume. Sales from the Partnership's auto service centers were up, as were steel fabrication sales. Railcar leasing activity improved, while railcar repairs for external customers were down due to utilizing the shop capacity for repairs to cars owned by the Partnership. Sales from the Partnership's outdoor power equipment and service shop were $4 million. In total, the operating profits of lawn and corn cob products and other businesses of the Partnership improved by $470,000.

      During 1993, as a result of lower prevailing interest rates, the Corporation decreased the discount rate used to determine its projected benefit obligation for its pension plan and for its postretirement health care benefits. The change in the discount rate, from 8% to 7.5%, is expected to increase the management fee charged by the Corporation to the Partnership in future years by approximately $365,000.

Years ended December 31, 1992 and 1991:

      Income from continuing operations was $10 million in 1992, more than double the results of 1991, with almost every major business segment showing improvement. Interest expense was down, due in general to lower interest rates. During 1992 the Partnership disposed of its pet products distribution business. See Note 3 to the Partnership's Consolidated Financial Statements. Sales from discontinued operations were approximately $9.8 million and $18.7 million in 1992 and 1991, respectively.

      Sales in the grain area were $424 million, up 24% from 1991. The average selling price was $3.39 per bushel compared to $3.03 in the previous year and the number of bushels sold also increased. Due to the higher volume, higher average selling prices and an increase in margins, gross profit on grain sales improved by $2.9 million. Merchandising revenues, however, were down by $3.1 million. The largest decrease was in the income earned from holding and storing grain, which decreased by 50%. Fewer bushels were received during the first nine months of the year due to a smaller harvest in the fall of 1991 and a smaller wheat harvest in the summer of 1992 and the prevailing grain market during 1992 did not allow the Partnership to earn as much income from holding grain as in the prior year. In addition, fewer bushels of grain were held in storage during most of 1992. On the other hand, income from drying grain and blending high quality grain with lower quality grain was up about 90% from 1991. The entire increase occurred in the fourth quarter as a result of the high moisture content in the 1992 corn crop due to the wet growing season. Operating expenses increased by about 2.5%.
Operating profit in the grain area was $7.4 million, down about $637,000 from 1991 as a result of the decrease in merchandising revenues.

      In the agricultural products area, sales totalled $94 million, down $3 million from 1991. Wholesale sales of fertilizer products were down $4.7 million, as a result of a 5% decrease in average selling prices. Retail sales were up $960,000 and sales of agricultural supplies were up $425,000. As a result of an increase in margins on wholesale sales and the increases in retail sales and sales of agricultural products, gross profit was up 7%. Storage income, however, was down 40%. An industry oversupply of warehouse space in the last five years has resulted in shorter lease terms with fertilizer producers and reduced storage prices. Some of the reduced storage income is offset by an increase in handling fees. Although total gross profit in the agricultural products area was down in 1992, due to the decrease in storage income, a reduction in operating expenses resulted in an improvement in operating profit from $1.8 million in 1991 to $2.3 million in 1992.

      Sales in the retail area were $149 million in 1992, up $9.7 million from 1991. The Columbus market accounted for 60% of the sales increase and the Toledo market accounted for 40%. As a result of the sales increase and an improvement in margins, operating profit was $4.1 million, an increase of $2.4 million.

      Sales of lawn products totalled $35 million, up $8 million from 1991. Volume increased 24% and average selling prices increased 4%. Margins were up about 1.5%. In the industrial products area sales were $14 million, up $1.4 million. Volume was up in both corncob products and sorbent products. Sales at the Partnership's auto service centers were about $7 million, while sales in the rail car repair and leasing business were $5 million, up $3.8 million. In total, the operating profits of lawn and corn cob products and other businesses of the Partnership were $4.5 million, an increase of $2 million.

Impact of Inflation:

      Although inflation has slowed in recent years, it is still a factor in the economy and the Partnership continues to seek ways to cope with its impact. To the extent permitted by competition, the Partnership passes increased costs on through increased selling prices. Grain inventories are valued at the current replacement market price and substantially all purchases and sales of grain are hedged as a result of buying or selling commodity futures contracts. Consequently, grain inventories and cost of goods sold are not directly affected by inflation but rather by market supply and demand.
If adjusted for inflation, net income would be lower than reported due primarily to increased depreciation costs resulting from the replacement costs associated with property, plant and equipment.


Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

Partners
The Andersons

We have audited the accompanying consolidated balance sheets of The Andersons (a partnership) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1993.
Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                /s/Ernst & Young
                                                ERNST & YOUNG

Toledo, Ohio
February 7, 1994

                         The Andersons and Subsidiaries
                        Consolidated Statements of Income

                                               Year ended December 31
                                          1993         1992          1991
Sales and merchandising revenues     $776,457,070  $753,166,752  $643,063,190
Other income                            3,763,737     3,834,457     3,824,408
                                      780,220,807   757,001,209   646,887,598
Costs and expenses:
  Cost of sales and revenues          650,143,742   639,754,086   541,906,184
  Operating, administrative and
    general expenses (Note 2)         112,829,334   100,791,991    93,167,633
  Interest expense                      6,168,371     6,325,440     7,297,735
                                      769,141,447   746,871,517   642,371,552
Income from continuing operations      11,079,360    10,129,692     4,516,046

Discontinued operations (Note 3):
  Loss from discontinued
    operations                                  -      (396,177)   (1,690,737)
  Loss on sale of discontinued
    operations                                  -    (2,097,767)            -
Net income                           $ 11,079,360  $  7,635,748   $ 2,825,309

Net income (loss) was allocated to:
  General partner:
    From continuing operations       $    145,526  $    124,871  $     55,353
    From discontinued operations                -       (30,743)      (20,723)
                                          145,526        94,128        34,630
  Limited partners:
    From continuing operations         10,933,834    10,004,821     4,460,693
    From discontinued operations                -    (2,463,201)   (1,670,014)
                                       10,933,834     7,541,620     2,790,679
                                     $ 11,079,360  $  7,635,748  $  2,825,309
Net income (loss) allocation per
  $1,000 of partners' capital:
    Weighted average capital for
      allocation purposes            $ 47,405,022  $ 43,101,473  $ 41,938,671
  Allocation per $1,000:
    From continuing operations       $        234  $        235  $        107
    From discontinued operations                -           (58)          (40)
                                     $        234  $        177  $         67

See accompanying notes.


                         The Andersons and Subsidiaries
                          Consolidated Balance Sheets

                                                           December 31
                                                        1993         1992
Assets
Current assets:
  Cash and cash equivalents                        $  3,936,955  $  1,365,906
  Accounts receivable:
    Trade accounts, less allowance for
    doubtful accounts of $1,178,000 in
    1993; $775,000 in 1992                           60,036,382    40,826,103
    Margin deposits                                  15,320,979     3,123,451
                                                     75,357,361    43,949,554
  Inventories (Note 4)                              211,023,651   148,268,898
  Prepaid expenses                                      858,941       543,492
Total current assets                                291,176,908   194,127,850

Other assets:
  Investments in and advances to affiliates             942,053     1,069,591
  Investments and other assets                        3,965,729     3,463,679
                                                      4,907,782     4,533,270

Property, plant and equipment (Notes 5 and 7)        60,417,088    56,839,517
                                                   $356,501,778  $255,500,637
Liabilities and partners' capital
Current liabilities:
  Notes payable (Note 6)                           $ 87,900,000  $ 23,000,000
  Accounts payable for grain                         83,712,076    64,745,380
  Other accounts payable                             58,896,317    54,033,898
  Amounts due General Partner (Note 2)                4,173,287     2,669,529
  Accrued expenses                                    7,496,181     6,720,978
  Current maturities of long-term debt                1,992,000     2,860,000
Total current liabilities                           244,169,861   154,029,785

Amounts due General Partner (Note 2)                  2,413,041     1,756,451
Long-term debt (Note 7)                              52,259,120    46,077,319

Deferred gain                                         1,145,151     1,492,949
Minority interest                                     1,103,892     1,024,326
Partners' capital:
  General partner                                       761,839       622,659
  Limited partners                                   54,648,874    50,497,148
                                                     55,410,713    51,119,807
                                                   $356,501,778  $255,500,637

See accompanying notes.


                       The Andersons and Subsidiaries
                    Consolidated Statements of Cash Flows

                                             Year ended December 31
                                        1993           1992          1991
Operating activities
Net income                           $ 11,079,360  $  7,635,748  $  2,825,309
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization       7,109,223     7,010,579     7,053,977
    Amortization of deferred gain        (385,956)     (373,238)     (386,200)
    Minority interest in net
      income of subsidiaries              236,224       154,392        88,879
    Payments to minority interests       (166,198)     (132,896)     (114,139)
    Equity in undistributed loss
      of affiliates                             -         4,255       133,439
    Provision for losses on
      receivables, investments and
      other assets                        909,724       763,677       930,456
    (Gain) loss on sale of
      property, plant and
      equipment                        (1,107,707)   (1,645,421)        3,293
    Loss on sale of discontinued
      operations                                -     1,582,630             -
    Changes in operating assets
      and liabilities:
        Accounts receivable           (32,109,849)    (5,866,574)  (4,250,862)
        Inventories                   (61,137,730)    37,905,112  (55,339,694)
        Prepaid expenses and
          other assets                 (1,255,649)     (501,424)     (230,024)
        Accounts payable for grain     18,966,696    (3,086,492)    6,542,586
        Other accounts payable and
          accrued expenses              6,719,097     5,074,170      (696,159)
Net cash provided by (used in)
  operating activities                (51,142,765)   48,524,518   (43,439,139)

Investing activities
Purchases of property, plant
  and equipment                       (10,808,521)    (6,590,045)  (6,670,883)
Proceeds from sale of property,
  plant and equipment                   1,696,989     2,586,539        43,662
Proceeds from sale of
  discontinued operations                       -     1,299,340             -
Payments received from affiliates         149,999         5,145       330,200
Net cash used in investing
  activities                           (8,961,533)   (2,699,021)   (6,297,021)

Financing activities
Net increase (decrease) in
  short-term borrowings                64,150,000   (45,330,000)   57,000,000
Proceeds from issuance of
  long-term debt                       22,753,656    16,022,652    30,216,000
Payments of long-term debt            (17,439,855)  (17,887,109)  (33,555,721)
Payments to partners and
  other deductions from
  capital accounts                     (7,212,084)   (3,177,162)   (6,250,492)
Capital invested by partners              423,630     4,153,500       121,250
Net cash provided by (used in)
  financing activities                 62,675,347   (46,218,119)   47,531,037

Increase (decrease) in cash and
  cash equivalents                      2,571,049      (392,622)   (2,205,123)
Cash and cash equivalents at
  beginning of year                     1,365,906     1,758,528     3,963,651
Cash and cash equivalents at
  end of year                        $  3,936,955  $  1,365,906  $  1,758,528


See accompanying notes.


                     The Andersons and Subsidiaries
         Consolidated Statements of Changes in Partners' Capital

                                             Year ended December 31
                                        1993          1992          1991
General partner capital
Balance at beginning of year         $   622,659   $   531,322   $   546,453
Amounts credited (charged)
  to capital:
    Net income for the year              145,526        94,128        34,630
    Charitable contributions              (6,346)       (2,791)         (442)
    Distributions                              -             -       (49,319)
                                         139,180        91,337       (15,131)
Balance at end of year               $   761,839   $   622,659   $   531,322

Limited partners' capital
Balance at beginning of year         $50,497,148   $41,976,399   $45,265,201
Amounts credited (charged)
  to capital:
    Net income for the year           10,933,834     7,541,620     2,790,679
    Increase in invested capital         423,630     4,153,500       121,250
    Charitable contributions            (476,772)     (223,623)      (35,597)
    Withdrawals                         (827,573)     (899,793)   (1,016,214)
    Distributions                     (5,901,393)   (2,050,955)   (5,148,920)
                                       4,151,726     8,520,749    (3,288,802)
Balance at end of year               $54,648,874   $50,497,148   $41,976,399

Total partners' capital
  --at end of year                   $55,410,713   $51,119,807   $42,507,721


See accompanying notes.


                       The Andersons and Subsidiaries
                 Notes to Consolidated Financial Statements
                           December 31, 1993


1. Significant Accounting Policies

Principles of Consolidation and Related Matters: The consolidated financial statements include the accounts of The Andersons (the Partnership) and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Other affiliated entities are not material.

Cash and Cash Equivalents: The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these assets approximate their fair value.

Inventories: Inventories of grain are valued on the basis of replacement market prices prevailing at the end of the year. Such inventories are adjusted for the amount of gain or loss (based on year-end market price quotations) on open grain contracts at the end of the year. Contracts in the commodities futures market, maintained for hedging purposes, are valued at market at the end of the year and income or loss to that date is recognized. Grain contracts maintained for other merchandising purposes are valued in a similar manner and net margins from these transactions are included in sales and merchandising revenues.

All other inventories are stated at the lower of cost or market. Cost is determined by the average cost or retail methods.

Property, Plant and Equipment: Land, buildings and equipment are carried at cost. For assets acquired subsequent to 1983, depreciation is provided over the estimated useful lives of the individual assets by the straight-line method. For assets acquired prior to 1984, depreciation is provided over the estimated useful lives of the individual assets by accelerated methods.

Accounts Payable for Grain: The liability for grain purchases on which price has not been established (delayed price), has been computed on the basis of replacement market at the end of the year, adjusted for the applicable premium or discount.

Income Taxes: No provision has been made for federal income taxes on the Partnership's net income since such amounts are includable in the federal income tax returns of its partners. At December 31, 1993, the Partnership's net assets for financial reporting purposes were approximately $3,800,000 greater than their corresponding tax bases, as a result of temporary differences in when revenues and expenses are recognized for financial reporting purposes and in determining taxable income.

Preopening Expenses:  Preopening expenses are charged to income when incurred.

Deferred Gain: The deferred portion of a gain from the sale and leaseback of a retail store is being amortized into income over the ten-year leaseback period by the straight-line method.

Income Allocations and Cash Distributions to Partners: The Partnership Agreement reflects each partner's capital account as of the beginning of each year. Partners' capital, used in determining the allocation of net income or loss to each partner, is weighted to reflect cash and tax distributions made to partners and additional investments made by partners during the year. The general partner and each limited partner receive the same allocation of net income or loss per $1,000 of partners' capital.

Partners may elect to receive quarterly cash distributions as declared by the general partner. Partners may also elect to receive quarterly tax distributions or an annual tax distribution. The final 1993 tax distributions of approximately $1,500,000 will be paid to partners in 1994 from the year end partners' capital balances.

Charitable Contributions: Provision is made in the Partnership Agreement for contributions to various charitable, educational and other not-for-profit institutions. It is the policy of the Partnership to account for charitable contributions as charges to partners' capital, and they are not deducted in determining Partnership net income.

Reclassifications: Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform with the 1993 presentation. These reclassifications had no effect on net income.

2. Transactions with General Partner

The Andersons Management Corp. (the Corporation) is the sole general partner of the Partnership and provides all management and labor services to the Partnership. In exchange for providing these services, the Corporation charges the Partnership a management fee equal to: a) the salaries and cost of all employee benefits and other normal employee costs, paid or accrued for services performed by the Corporation's employees on behalf of the Partnership, b) reimbursable expenses incurred by the Corporation in connection with its services to the Partnership, or on the Partnership's behalf, and c) an amount based on an achieved level of return on partners' capital to cover the Corporation's general overhead and to provide an element of profit to the Corporation.

Employee benefit costs include the cost of pension and other postretirement benefits. In 1993, the Corporation changed its method of accounting for postretirement health insurance benefits. The Corporation now accrues for the cost of providing these benefits during the employees' working career rather than recognizing the cost of these benefits as claims are paid. The Corporation has elected to recognize the accrued benefits earned by employees as of January 1, 1993 (transition obligation) prospectively, which means this cost will be recognized as a component of annual postretirement benefit costs over a period of approximately 20 years. The change in the method of accounting for these benefits increased management fees charged to the Partnership by approximately $850,000 in 1993.

The Partnership generally pays the Corporation for salaries and employee benefits as those costs are paid by the Corporation. Amounts owed to the Corporation relating to postretirement benefits that will not be paid within one year have been classified as a long-term liability.

The Partnership leases office space from the Corporation under a lease expiring May 1, 2000. Net lease payments amounted to $529,982, $516,344 and $498,699 in 1993, 1992 and 1991, respectively.

The components of the management fee and rent incurred by the Partnership consisted of the following:
                                          Year Ended December 31
                                     1993          1992          1991
Salaries and wages                $47,706,731   $43,356,247   $41,103,580
Employee benefits                  14,619,453    13,426,059    13,721,230
Rent for office space and
  other reimbursable expenses         641,491       516,344       498,699
Achieved level of return of
  the Partnership                     139,656        89,618        34,090
Totals                            $63,107,331   $57,388,268   $55,357,599

3. Discontinued Operations

In April 1992, the Partnership decided to dispose of its pet products distribution business, which was represented by a majority investment in B&R Pet Supplies, Inc. (B&R). During 1992, the Partnership sold the operations of B&R for approximately $1,300,000, which resulted in a loss of $1,582,630. Losses from operations from April 1, 1992 to the date of sale amounted to $515,137. This transaction has been accounted for as a discontinued operation.

Sales from discontinued operations were approximately $9,780,000 and $18,700,000 for the years ended December 31, 1992 and 1991, respectively.

4. Inventories

Major classes of inventory are as follows:

                                                       December 31
                                                   1993           1992
Grain                                           $135,346,670  $ 85,587,197
Agricultural products                             16,170,908    20,994,809
Merchandise                                       32,497,574    26,726,585
Lawn and corn cob products                        20,579,022    12,904,099
Supplies and other                                 6,429,477     2,056,208
                                                $211,023,651  $148,268,898

5. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

                                                       December 31
                                                   1993           1992
Land                                            $  9,457,460  $  9,687,951
Land improvements and leasehold improvements      19,378,810    17,493,509
Buildings and storage facilities                  62,022,387    60,809,927
Machinery and equipment                           80,141,615    75,377,099
Construction in progress                           1,707,564     1,331,205
                                                 172,707,836   164,699,691
Less allowances for depreciation
  and amortization                               112,290,748   107,860,174
                                                $ 60,417,088  $ 56,839,517

6. Banking and Credit Arrangements

The Partnership has available lines of credit for unsecured short-term debt with banks aggregating $117,000,000. The Partnership can exceed certain of these base lines of credit as needed on a temporary basis without additional fee costs. The credit arrangements, the amounts of which are adjusted from time to time to meet the Partnership's needs, do not have termination dates but are reviewed at least annually for renewal. The terms of certain of these lines of credit provide for annual commitment fees.

The following information relates to borrowings under short-term lines of credit during the years indicated.

                                      1993          1992          1991
Maximum borrowed                  $100,500,000  $104,000,000  $84,000,000
Average daily amount borrowed
  (total of daily borrowings
  divided by number of days
  in period)                        60,404,384    50,341,667   41,650,972
Average interest rate
  (computed by dividing interest
  expense by average daily
  amount outstanding)                     4.15%        5.20%         6.48%

At December 31, 1993, the Partnership had an interest rate swap agreement and an interest rate cap agreement with notional amounts of $10,000,000 and $10,000,000, respectively. These financial instruments are used to convert the variable interest rate of its short-term borrowings to intermediate-term fixed interest rates of 4.99% and 4.86%, respectively. These agreements were entered into to reduce the risk (hedge) to the Partnership of rising interest rates and expire in April 1994.

7. Long-Term Debt

Long-term debt consists of the following:
                                                       December 31
                                                   1993           1992
Notes payable relating to revolving
  credit facility                               $ 7,500,000   $ 5,000,000
Note payable, variable rate
  (5.00% at December 31, 1993), payable
  $800,000 annually, due 1997                     6,800,000     7,600,000
Other notes payable                                 888,409       910,512
Industrial development revenue bonds:
  6.0%, due 1993                                          -       500,000
  6.5%, due 1999                                  5,000,000     5,000,000
Variable rate (4.02% at December 31, 1993),
  due 1995 to 2004                                8,114,000     8,514,000
Variable rate (2.37% at December 31, 1993),
  due 2025                                        3,100,000     3,100,000
Debenture bonds:
  8.5% to 9.6%, due 1993                                  -     1,007,000
  9.2% to 11.4%, due 1995 and 1996                7,586,000     7,667,000
  6.5% to 7.2%, due 1997 and 1998                 4,894,000     1,482,000
  10% to 10.5%, due 1997 and 1998                 2,849,000     2,852,000
  10%, due 2000 and 2001                          2,774,000     2,780,000
  7.5% to 8.5%, due 2002 and 2003                 4,061,000     1,803,000
  Other bonds, 4% to 9.6%                           684,711       721,807
                                                 54,251,120    48,937,319
  Less current maturities                         1,992,000     2,860,000
                                                $52,259,120   $46,077,319

The Partnership has a $10,000,000 revolving line of credit with a bank which bears interest based on the LIBOR rate (4.25% to 4.345% at December 31, 1993). Borrowings under this agreement totalled $7,500,000 at December 31, 1993.
This revolving line of credit replaced the $5,000,000 revolving line of credit with a bank and bearing interest based on the LIBOR rate that was outstanding at December 31, 1992. The current revolving line of credit expires on June 30, 1996.

The variable rate note payable and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related property with a cost aggregating approximately $42,700,000.

The various underlying loan agreements, including the Partnership's revolving line of credit, contain certain provisions which require the Partnership to, among other things, maintain minimum working capital of $28,000,000 and net Partnership equity (as defined) of $40,000,000, limit the addition of new long-term debt, limit its unhedged grain position to 2,000,000 bushels, and restrict the amount of certain payments to partners.

The aggregate annual maturities, including sinking fund requirements, through 1998 of long-term debt are as follows: 1994--$2,539,000; 1995--$3,300,000;
1996--$18,070,000; 1997--$13,169,000 and 1998--$6,184,000.  These amounts include annual maturities of long-term debt relating to the purchase of a retail store on February 1, 1994 as discussed in Note 8. Long-term debt maturing in 1994 excluding this purchase is $1,992,000.

Interest paid (including short-term lines of credit) amounted to $5,425,491, $6,595,883 and $6,594,646 in 1993, 1992 and 1991, respectively.

8. Leases

The Partnership and subsidiaries lease certain equipment and real property under operating leases. Rental expense for all operating leases amounted to $7,095,276, $7,400,356 and $7,695,639 in 1993, 1992 and 1991, respectively.
The leases for three retail stores and one agricultural facility contain provisions for contingent lease payments based on sales volume. One lease is for a retail store which is owned by a partnership in which certain directors and executive officers of the General Partner hold limited partnership interests. Rental expense for this lease amounted to $742,108, $741,523 and $1,034,245 in 1993, 1992 and 1991, respectively.

On February 1, 1994 the Partnership purchased a retail store under lease for $5,200,000 and eliminated future minimum rentals amounting to $2,631,600 at December 31, 1993. Future minimum rentals under operating leases, after excluding the lease for the retail store, are as follows:

        1994                      $ 6,054,590
        1995                        5,047,777
        1996                        4,191,547
        1997                        3,534,500
        1998                        3,326,495
        Future years                4,842,676
                                  $26,997,585

9. Fair Values of Financial Instruments

Most of the Partnership's short and long-term debt is borrowed under instruments which provide for variable interest rates, or the Partnership has agreements which fix the rate for intermediate periods. The Partnership considers the carrying value of these liabilities to approximate their fair value. Debenture bonds are generally issued at fixed rates of interest for periods of five or ten years. Based upon current interest rates offered by the Partnership on similar bonds, the Partnership believes that debenture bonds outstanding at December 31, 1993 and 1992, with aggregate principal balances of $22,241,000 and $17,636,000, respectively, have a fair value of approximately $23,750,000 and $18,640,000, respectively.

10. Commitments

The Partnership has, in the normal course of its business, entered into contracts to purchase and sell certain items of inventory in future periods and has interest in other commodity contracts requiring performance in future years. Management does not anticipate any significant net losses resulting from such contracts.

11. Segments of Business

The Partnership's business includes grain merchandising and the operation of terminal grain elevator facilities. Another significant part of the business involves the distribution of agricultural products, primarily fertilizer. The Partnership also is engaged in the operation of retail stores, the production and distribution of lawn and corn cob products and rail car leasing and repair.

The segment information includes the allocation of expenses shared by one or more segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses.

                                          Year Ended December 31
                                     1993          1992          1991
Revenues:
  Grain operations:
    Sales to unaffiliated
      customers                   $416,242,442  $423,722,972  $342,223,031
    Intersegment sales                  37,893       241,145        73,447
    Merchandising revenue and
      other income                  23,599,472    16,975,690    14,781,082
                                   439,879,807   440,939,807   357,077,560
  Agricultural products:
    Sales to unaffiliated
      customers                    104,648,079    93,875,811    96,905,378
    Intersegment sales               3,067,592     2,468,205     2,388,643
    Merchandising revenue and
      other income                   3,750,561     3,032,268     4,310,214
                                   111,466,232    99,376,284   103,604,235
  Retail stores:
    Sales to unaffiliated
      customers                    155,424,855   149,090,921   139,398,055
    Other income                       118,337        82,344        73,452
                                   155,543,192   149,173,265   139,471,507
  Lawn and corn cob products
    and other:
      Sales to unaffiliated
        customers                   71,668,255    64,976,326    43,839,610
      Intersegment sales               730,135       819,310       677,195
      Other income                     678,710       553,502       323,944
                                    73,077,100    66,349,138    44,840,749
Other income                         4,090,096     4,691,375     5,032,832
Eliminations--intersegment sales    (3,835,620)   (3,528,660)   (3,139,285)
Total revenues                    $780,220,807  $757,001,209  $646,887,598

Operating profit:
  Grain operations                $ 11,206,499  $  7,382,088  $  8,019,496
  Agricultural products              3,365,102     2,337,950     1,762,059
  Retail stores                      1,639,953     4,062,370     1,643,177
  Lawn and corn cob products
    and other                        4,985,651     4,517,401     2,562,221
Total operating profit              21,197,205    18,299,809    13,986,953

Other income                         2,063,567     2,533,177     2,328,942
Interest expense                    (6,168,371)   (6,325,440)   (7,297,735)
General expenses                    (6,013,041)   (4,377,854)   (4,502,114)
Income from continuing operations $ 11,079,360  $ 10,129,692  $  4,516,046

Identifiable assets:
  Grain operations                $197,352,136  $121,316,208  $164,811,996
  Agricultural products             46,712,717    47,601,783    32,150,375
  Retail stores                     56,558,711    48,174,786    46,332,580
  Lawn and corn cob products
    and other                       44,091,096    29,021,506    27,874,702
  General assets                    11,787,118     9,386,354    18,940,824
  Total assets                    $356,501,778  $255,500,637  $290,110,477

Depreciation and amortization expense:
  Grain operations                $  2,129,988  $  2,259,243  $  2,345,425
  Agricultural products              1,122,163     1,105,530     1,102,502
  Retail stores                      1,957,190     1,882,966     1,829,175
  Lawn and corn cob products
    and other                        1,512,000     1,211,566       938,859
  General                              387,882       551,274       838,016
Total depreciation and
  amortization expense            $  7,109,223  $  7,010,579  $  7,053,977

Capital expenditures:
  Grain operations                $  2,735,570  $  1,578,192  $  1,359,805
  Agricultural products              1,037,201       842,645       557,074
  Retail stores                      4,228,566       728,538     1,522,244
  Lawn and corn cob products
    and other                        2,209,646     2,917,100       558,348
  General                              597,538       523,570     2,673,412
Total expenditures                $ 10,808,521  $  6,590,045  $  6,670,883

Intersegment sales are made at prices comparable to normal, unaffiliated customer sales. Operating profit is sales and merchandising revenues plus interest and other income attributable to the operating area less operating expenses, excluding interest and general expenses. Identifiable assets by segment include accounts receivable, inventories, advances to suppliers, property, plant and equipment and other assets that are directly identified with those operations. General assets consist of cash, investments, land held for investment, land and buildings and equipment associated with administration and Partnership services, assets of discontinued operations and other assets not directly identified with segment operations.

An unaffiliated customer accounted for grain operations sales of $85,900,000 and $77,200,000 in 1992 and 1991, respectively. No unaffiliated customer accounts for more than 10% of sales and merchandising revenues in 1993. Grain sales for export to foreign markets amounted to approximately $88,300,000 and $101,300,000 in 1993 and 1992, respectively. Sales for export to foreign markets did not exceed 10% of consolidated sales and merchandising revenues in 1991.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

      The Partnership is managed by the Corporation acting in its capacity as sole General Partner. The Board of Directors of the Corporation has overall responsibility for the management of the Corporation's affairs, including its responsibilities as General Partner of the Partnership. Day-to-day operating decisions, relative to the Partnership, have been delegated by the Board to the Corporation's Chief Executive Officer. The directors and executive officers of the Corporation are:

Name                          Age   Position
Thomas H. Anderson            70    Chairman of the Board (1) (2)
Richard P. Anderson           64    Director; President and Chief Executive
                                      Officer
Christopher J. Anderson       39    Vice President Business Development
                                      Group (3)
Daniel T. Anderson            38    Director; General Merchandise Manager
                                      Retail Group (3)
Donald E. Anderson            67    Director; Science Advisor
Michael J. Anderson           42    Director; Vice President and General
                                      Manager Retail Group (2)
Richard M. Anderson           37    Director; Vice President and General
                                      Manager Industrial Products Group (2)
John F. Barrett               44    Director
Joseph L. Braker              43    Vice President and General Manager Ag
                                      Group (3)
Dale W. Fallat                49    Director; Vice President Corporate
                                      Services
Richard R. George             44    Corporate Controller and Principal
                                      Accounting Officer (1)
Paul M. Kraus                 61    Director (2)
Peter A. Machin               46    Vice President and General Manager Lawn
                                      Products Group (1)
Beverly J. McBride            52    General Counsel and Corporate
                                      Secretary (2)
Rene C. McPherson             69    Director (1) (2)
Donald M. Mennel              75    Director (1) (3)
Larry D. Rigel                52    Vice President Marketing (1)
Janet M. Schoen               34    Director (2)
Gary L. Smith                 48    Corporate Treasurer (3)


(1) Member of Nominating and Advisory Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

Thomas H. Anderson - Held the position of Manager-Company Services of The Andersons for several years and was named Senior Partner in 1987. When the Corporation was formed in 1987, he was named Chairman of the Board. He served as a General Partner of The Andersons and a member of its Managing Committee from 1947 through 1987.

Richard P. Anderson - He was Managing Partner of The Andersons from 1984 to 1987 when he was named Chief Executive Officer. Served as a General Partner of The Andersons and a member of its Managing Committee from 1947 through 1987 and has been a Director of the Corporation since its inception in 1987. He is also a director of Centerior Energy Corporation, First Mississippi Corp. and N-Viro, International Corp.

Christopher J. Anderson - Began full-time employment with the Partnership in 1983. He held several positions in the Grain Group, including Planning Manager and Administrative Services Manager, until 1988 when he formed a private consulting business. He returned to the Company in 1990 in his present position.

Daniel T. Anderson - Began full-time employment with The Andersons in 1979.
He has served in various positions in the Retail Group since 1984, including Store Manager and Retail Operations Manager. In 1990, he assumed the position of General Merchandise Manager for the Retail Group. He was elected a Director in 1990.

Donald E. Anderson - In charge of scientific research for the Partnership since 1980, he semi-retired in 1992. He served as a General Partner of The Andersons from 1947 through 1987 and has served the Corporation as a Director since its inception in 1987.

Michael J. Anderson - Began his employment with The Andersons in 1978. He has served in several capacities in the Grain Group and he held the position of Vice President and General Manager Grain Group from 1990 to February 1994 when he was named Vice President and General Manager of the Retail Group. He has served as a Director of the Corporation since 1988.

Richard M. Anderson - Began his employment with The Andersons in 1986 as Planning Analyst and was named the Manager of Technical Development in 1987. In 1990, he assumed his present position. He has served as a Director since 1988.

John F. Barrett - He has served in various capacities at The Western and Southern Life Insurance Company, including Executive Vice President and Chief Financial Officer and President and Chief Operating Officer, and currently serves as Chief Executive Officer. He is a director of Cincinnati Bell, Inc. and Fifth Third Bancorp. He was elected a Director of the Corporation in December 1992.

Joseph L. Braker - Began his employment with the Partnership in 1968. He held several positions within the Grain area and in 1988, he was named Group Vice President Grain. In 1990, he was named Vice President and General Manager Ag Products Group and in February 1994 he was named Vice President and General Manager Ag Group. He served as a General Partner of The Andersons from 1985 to 1987.

Dale W. Fallat - Began his employment with The Andersons in 1967 and in 1988 was named Senior Vice President Law and Corporate Affairs. He assumed his present position in 1990. He served as a General Partner of The Andersons from 1983 through 1987 and a member of its Managing Committee in 1986 and 1987. He has served as a Director of the Corporation since its inception in 1987.

Richard R. George - Began his employment with the Partnership in 1976 and has served as Controller since 1979.

Paul M. Kraus - General partner in the law firm of Marshall & Melhorn. He has been a Director of the Corporation since 1988.

Peter A. Machin - Began his employment with The Andersons in the Lawn Products Group in 1987 as Sales Manager of Professional Products. In 1988 he was promoted to Sales and Marketing Manager and assumed his present position in 1990.

Beverly J. McBride - Began her employment with The Andersons in 1976. She has served as Assistant General Counsel, Senior Counsel and since 1987 as General Counsel and Corporate Secretary.

Rene C. McPherson - He has been a Director of the Corporation since 1988 and currently serves as a director of BancOne Corporation, Dow Jones & Company, Inc., Mercantile Stores Company, Inc., Milliken & Company, and Westinghouse Electric Corporation.

Donald M. Mennel - Retired Chairman of the Board and Chief Executive Officer of the Mennel Milling Company. He began a private law practice in 1986. Elected as a Director in 1990.

Larry D. Rigel - Began his employment with the Partnership in 1966. From 1987 to February 1994 was in charge of the Partnership's Retail operations and currently serves as Vice President Marketing for the Company.

Janet M. Schoen - A former school teacher, she is currently a full-time homemaker. She was elected a Director of the Corporation in 1990.

Gary L. Smith - Began his employment with the Partnership in 1980 and has served as Treasurer since 1985.

Donald E., Richard P. and Thomas H. Anderson are brothers; Paul M. Kraus is a brother-in-law. Christopher J. and Daniel T. Anderson are sons of Richard
P. Anderson and Janet M. Schoen is a daughter of Thomas H. Anderson.  Michael
J. and Richard M. Anderson are nephews of the three brothers.

Item 11.  Executive Compensation

      The Corporation provides all management services to the Partnership pursuant to a Management Agreement entered into between the Partnership and the Corporation as further described under "Item 13. Certain Relationships and Related Transactions - Management Agreement." The fee paid to the Corporation includes an amount equal to the salaries and cost of all employee benefits, and other normal employee costs, paid or accrued on behalf of the Corporation's employees who are engaged in furnishing services to the Partnership. The following table sets forth the compensation paid by the Corporation to the Chief Executive Officer and the four highest paid executive officers.

Summary Compensation Table

                                      Annual Compensation      All Other
      Name and Position             Year   Salary     Bonus  Compensation (a)

      Richard P. Anderson           1993  $308,333  $150,000      $4,497
        President and Chief         1992   286,666    60,000       4,300
        Executive Officer           1991   280,008                 4,200

      Thomas H. Anderson            1993   206,669    90,000       4,497
        Chairman of the Board       1992   190,004    35,000       4,364
                                    1991   185,004                 4,238

      Joseph L. Braker              1993   194,634    70,000       4,497
        Vice President and General  1992   181,408    30,000       4,364
        Manager Ag Products Group   1991   175,106    15,000       4,238

      Larry Rigel                   1993   162,558    15,000       4,497
        Vice President and General  1992   151,924    30,000       4,364
        Manager Retail Group        1991   146,876                 4,238

      Michael J. Anderson           1993   161,962   100,000       4,497
        Vice President and General  1992   146,978    30,000       4,364
        Manager Grain Group         1991   136,238    41,000       4,087

      (a) Corporation's matching contributions to its 401(k) retirement plan.

Pension Plan

      The Corporation has a Defined Benefit Pension Plan (the "Pension Plan") which covers substantially all permanent and regular part-time employees. The amounts listed in the table below are payable annually upon retirement at age 65 or older. A discount of six percent per year is applied for retirement before age 65. The pension benefits are based on a single-life annuity and have been reduced for Social Security covered compensation. The compensation covered by the Pension Plan is equal to the employees' base pay, which in the Summary Compensation Table is the executive's salary, but beginning in 1989, was limited by the Internal Revenue Code to $200,000, adjusted for inflation, and beginning in 1994 is limited to $150,000, which will also be adjusted for inflation in future years. Each of the named executives has six years of credited service.

      Average           Approximate Annual Retirement Benefit Based
     Five-Year              Upon the Indicated Years of Service
   Compensation         5 Years     10 Years    15 Years    25 Years
      $ 50,000          $ 3,292     $ 6,584     $ 9,877     $ 16,461
       100,000            7,042      14,084      21,127       35,211
       150,000           10,792      21,584      32,377       53,961
       200,000           14,542      29,084      43,627       72,711
       250,000           18,292      36,584      54,877       91,461


Directors' Fees

      Directors who are not employees of the Corporation and who are not members of the Anderson family receive an annual retainer of $10,000. Directors who are not employees of the Corporation receive a fee of $600 for each Board Meeting attended. There are three committees of the Board of
Directors: the Audit Committee; the Nominating and Advisory Committee; and the Compensation Committee. The chairman of these committees receives a retainer of $2,000 provided they are not an employee of the Corporation, and members of the committees who are not employees of the Corporation receive $400 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee includes the following executive officers and directors: Michael J. Anderson, Richard M. Anderson, Richard P. Anderson (ex officio), Thomas H. Anderson (ex officio), Dale W. Fallat, Paul M. Kraus, Beverly J. McBride, Rene C. McPherson (chairman), and Janet M. Schoen. In addition, Charles E. Gallagher, Director of Personnel, is an ex officio member of the committee.

Certain Transactions - Alshire-Columbus:

      The Partnership and certain of the directors and executive officers of the Corporation are limited partners in Alshire-Columbus Limited Partnership ("Alshire-Columbus"), an Ohio limited partnership, which owns the Partnership's Brice General Store in Columbus, Ohio. The store is leased to the Partnership by Alshire-Columbus at an annual base rental of $732,000. Additional rental payments are due if net sales exceed $35 million. The lease is a "net lease" and has an initial term expiring in 2000, with three five-year renewal periods and options to purchase the building, land and improvements at the end of the initial term and each renewal period. The Partnership believes that the terms of the Brice General Store lease are at least as favorable to the Partnership as terms obtainable from other third parties.

      The Partnership contributed the land, at its cost ($1,367,000), for its original limited partner interest. As original limited partner, the Partnership has no economic interest in the income from operations of Alshire-Columbus but will receive a preferential distribution upon any sale of the real estate equal to the cost of the land plus an amount equal to the aggregate cash distributions received by the limited partners in excess of their capital contributions. The remaining cash proceeds from any sale of the Brice General Store will be distributed to the limited partners - 75%; the Partnership, as original limited partner - 24%; and the general partner - 1%. The other limited partners of Alshire-Columbus contributed $1,450,000, representing 35 limited partnership units. None of the directors and executive officers of the Corporation or their family members own more than one limited partnership unit, except for Richard P. Anderson, who owns two units. In the aggregate, 8 3/4 units are owned by directors and executive officers of the Corporation, and their family members own an additional four units. The limited partners, other than the Partnership, have 99% of the economic interest in the income from operations of Alshire-Columbus and the general partner has a 1% economic interest.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) No Limited Partner beneficially owns as much as 5% of the Partnership's total capital. As of March 1, 1994, the descendants of Harold and Margaret Anderson, founders of the Partnership, beneficially held Partnership capital in the aggregate amount of $39,349,105, constituting 72% of the Partnership's total capital of $54,880,282 as of that date. All capital amounts as of March 1, 1994 are before the allocation of Partnership income for 1994. The Anderson family members also own a total of 80% of the Class
            A (non-voting) Shares and 79% of the outstanding Class B (voting) Shares of the Corporation.

      (c) The Partnership knows of no arrangements which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

Management Agreement

      The Corporation provides all personnel and management services to the Partnership pursuant to a Management Agreement. The fee paid to the Corporation for its services is an amount equal to (a) the salaries and cost of all employee benefits, and other normal employee costs, paid or accrued on behalf of the Corporation's employees who furnish services to the Partnership,
(b) reimbursable expenses incurred by the Corporation in connection with its services to the Partnership, or on the Partnership's behalf, and (c) an amount equal to $5,000 for each 1% of return on partners' capital up to a 15% annual return on partners' capital, plus $7,500 for each 1% of return on partners' capital between 15% and 25%, plus $10,000 for each 1% of return on partners' capital greater than a 25% annual return to cover that part of the Corporation's general overhead which is attributable to Partnership services and to provide an element of profit to the Corporation. The management fee incurred by the Partnership in 1993 totaled $63,107,331. See Note 2 to the Partnership's Consolidated Financial Statements. Management believes that the amount of the management fee paid to the Corporation is as favorable to the Partnership as it would be if paid to an unaffiliated third party providing similar management services. In this connection, approximately 88% of the limited partners in the Partnership are also shareholders in the Corporation and no one may own shares in the Corporation unless they are a limited partner in the Partnership. In addition to the fee payable to the Corporation, the Management Agreement also provides for certain other customary terms and conditions, including termination rights, and requires the Corporation to make its books and records available to the Partnership for inspection at reasonable times.

Sublease Arrangement

      The office building utilized by the Partnership is leased by the Corporation from an unaffiliated lessor under a net lease expiring in 2000. The Partnership subleases approximately 80% of the building from the Corporation and pays the Corporation rent for the space it occupies. Under the terms of the sublease, the Partnership also is responsible for insurance, utilities, taxes, general maintenance, snow removal, lawn care and similar upkeep expenses for the entire building. The Corporation reimburses the Partnership for management and maintenance of the building, including the space it does not occupy. The amount paid by the Partnership to the Corporation for the portion of the building occupied by the Partnership is designed to reimburse the Corporation for its equivalent cost under the Corporation's lease. In 1993, the rental payments made by the Partnership to the Corporation, net of the reimbursement for management and maintenance of the building was $529,982, which is included in the total management fee referred to under "Management Agreement" above. See Note 2 to the Partnership's Consolidated Financial Statements.

Alshire-Columbus

      See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation - Certain Transactions - Alshire-Columbus."


                                  PART IV


Item 14.  Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following consolidated financial statements of the registrant are included in Item 8:

                                                                        Page

            Report of Independent Auditors..............................
            Consolidated Statements of Income - years ended
              December 31, 1993, 1992 and 1991..........................
            Consolidated Balance Sheets - December 31, 1993 and 1992....
            Consolidated Statements of Cash Flows - years ended
              December 31, 1993, 1992 and 1991..........................
            Consolidated Statements of Changes in Partners' Capital
              - years ended December 31, 1993, 1992 and 1991............
            Notes to Consolidated Financial Statements..................

    (2) The following consolidated financial statement schedules are included in Item 14(d):

        V.  Consolidated Property, Plant and Equipment - years ended
              December 31, 1993, 1992 and 1991..........................
       VI.  Consolidated Accumulated Depreciation of Property,
              Plant and Equipment - years ended December 31, 1993,
              1992 and 1991.............................................
     VIII.  Consolidated Valuation and Qualifying Accounts - years ended December 31, 1993, 1992 and 1991....................

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)     Exhibits:

            3(a) Amendment No. 18 to Restated Certificate of Limited Partnership filed by the Partnership January 24, 1994 with the Clerk of the Court of Common Pleas of Lucas County, Ohio.

            3(b)        The Andersons Partnership Agreement, dated as of
                        January 1, 1994.

            4(a) Form of Indenture dated as of October 1, 1985, between the Registrant and Ohio Citizens Bank, as Trustee. (Incorporated by reference to Exhibit 4(a) in Registration Statement No. 33-819.)

            4(b)(i) The Thirteenth Supplemental Indenture dated as of January 1, 1994, between The Andersons and Fifth Third Bank of Northwestern Ohio, N.A., successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985.

            10(a) Management Performance Program.* (Incorporated by reference to Exhibit 10(a) to the Partnership's Form 10-K dated December 31, 1990.)

* Management contract or compensatory plan.

            10(b) Amended and Restated Limited Partnership Agreement of Alshire-Columbus Limited Partnership effective July 1, 1986. (Incorporated by reference to Exhibit 10(a) in Registration Statement No. 33-7017.)

            10(c) Purchase Agreement effective June 30, 1986, between Alshire-Columbus Limited Partnership and The Andersons. (Incorporated by reference to Exhibit 10(b) in Registration Statement No. 33-7017.)

            10(d) Lease Agreement effective July 1, 1986, between Alshire-Columbus Limited Partnership and The Andersons. (Incorporated by reference to Exhibit 10(c) in Registration Statement No. 33-7107.)

            10(f) Management Agreement between The Andersons and The Andersons Management Corp., effective as of January 1, 1988. (Incorporated by reference to Exhibit 10(f) in Registration Statement No. 33-13538.)

            10(h) Business Property Sublease effective January 1, 1993, between The Andersons Management Corp. and The Andersons. (Incorporated by Reference to Exhibit 10(h) in Registration Statement 33-42680.)

            22          Subsidiaries of The Andersons.

            24(a)       Consent of Independent Auditors

            28          Anderson Foundation Declaration of Trust, as amended.
                        (Incorporated by reference to Exhibit 28 to Registrants Form 10-K dated December 31, 1992.)

      The Partnership agrees to furnish to the Securities and Exchange Commission a copy of any long-term debt instrument or loan agreement that it may request.

(b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the last quarter of the year.

(c)   Exhibits:

            The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedules" referred to in (d) below.

(d)   Financial Statement Schedules:

            The financial statement schedules listed in 14(a)(2) follow "Signatures".

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 29th day of March, 1994.

                                    THE ANDERSONS (Registrant)

                                    By The Andersons Management Corp
                                       (General Partner)



                                    By /s/Richard P. Anderson
                                       Richard P. Anderson
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as Directors of the General Partner and on behalf of the Registrant on the 29th day of March, 1994.

Signature               Title*          Signature                 Title*


/s/Richard P. Anderson  Director                                  Director
Richard P. Anderson                     John F. Barrett

/s/Daniel T. Anderson   Director        /s/Dale W. Fallat         Director
Daniel T. Anderson                      Dale W. Fallat

/s/Donald E. Anderson   Director                                  Director
Donald E. Anderson                      Paul M. Kraus

/s/Michael J. Anderson  Director                                  Director
Michael J. Anderson                     Rene C. McPherson

/s/Richard M. Anderson  Director        /s/Donald M. Mennel       Director
Richard M. Anderson                     Donald M. Mennel

/s/Thomas H. Anderson   Director                                  Director
Thomas H. Anderson                      Janet M. Schoen

*Titles with The Andersons Management Corp.

      No proxy statement of the Partnership is furnished to Limited Partners. Audited financial statements will be distributed to Limited Partners at a later date.

                              SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                          THE ANDERSONS AND SUBSIDIARIES

                                          Balance at                                               Balance
                                          Beginning        Additions                  Other        at End of
Classification                            of Period         at Cost      Retirements  Changes       Period
Year ended December 31, 1993:
  Land                                  $  9,687,951      $   264,600    $  495,091   $            $  9,457,460
  Land improvements and leasehold
    improvements                          17,493,509        2,049,520       182,496       18,277 a   19,378,810
  Building and storage facilities         60,809,927        1,225,454        12,994                  62,022,387
  Machinery and equipment                 75,377,099        6,892,588     2,271,742      143,670 a   80,141,615
  Construction in progress                 1,331,205          376,359           -0-                   1,707,564
                                        $164,699,691      $10,808,521    $2,962,323   $  161,947   $172,707,836
Year ended December 31, 1992:
  Land                                  $  9,984,207      $   300,855    $  597,111   $      -0-   $  9,687,951
  Land improvements and leasehold
    improvements                          16,699,465          646,913        96,846      243,977 a   17,493,509
  Building and storage facilities         60,643,109          178,244        11,426          -0-     60,809,927
  Machinery and equipment                 70,281,406        5,155,335     1,947,082    1,887,440 a   75,377,099
  Construction in progress                 1,022,507          308,698           -0-          -0-      1,331,205
                                        $158,630,694      $ 6,590,045    $2,652,465   $2,131,417   $164,699,691

Year ended December 31, 1991:
  Land                                  $  7,770,396      $2,213,811     $      -0-   $      -0-   $  9,984,207
  Land improvements and leasehold
    improvements                          16,331,741         387,665         19,941          -0-     16,699,465
  Building and storage facilities         59,839,573         796,185          6,311       13,662 b   60,643,109
  Machinery and equipment                 67,691,882       3,713,411      1,110,225      (13,662)b   70,281,406
  Construction in progress                 1,362,696        (340,189)           -0-           -0-     1,022,507
                                        $152,996,288      $6,770,883     $1,136,477   $       -0-  $158,630,694

( ) - indicates deduction
a)    Property, plant and equipment of subsidiary consolidated as of the beginning of the year.
b)    Transfers
c)    The annual provisions for depreciation have been computed principally by the straight-line method in accordance with the following useful lives:
                                          Land improvements                   5 - 20 years
                                          Leasehold improvements              lease term
                                          Buildings and storage facilities    20 - 50 years
                                          Machinery and equipment             3 - 20 years

                                SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION
                                         OF PROPERTY, PLANT AND EQUIPMENT
                                          THE ANDERSONS AND SUBSIDIARIES

                                          Balance at       Charged to                                 Balance
                                          Beginning        Costs and                     Other        at End of
Classification                            of Period        Expenses      Retirements     Changes       Period
Year ended December 31, 1993:
  Land improvements and leasehold
    improvements                        $ 11,861,432      $  815,328     $  135,546     $    9,969 a  $ 12,551,183
  Building and storage facilities         36,083,140       1,771,321          5,870                     37,848,591
  Machinery and equipment                 59,915,602       4,142,880      2,231,626         64,118 a    61,890,974
                                        $107,860,174      $6,729,529     $2,373,042     $   74,087    $112,290,748

Year ended December 31, 1992:
  Land improvements and leasehold
    improvements                        $ 11,031,432      $  809,975     $   30,419     $   50,444 a  $ 11,861,432
  Building and storage facilities         34,304,951       1,782,234          4,045            -0-      36,083,140
  Machinery and equipment                 56,085,345       3,943,375      1,459,915      1,346,797 a    59,915,602
                                        $101,421,728      $6,535,584     $1,494,379     $1,397,241    $107,860,174

Year ended December 31, 1991:
  Land improvements and leasehold
    improvements                        $ 10,157,508      $  883,602     $   11,476     $    1,800 b  $ 11,031,432
  Building and storage facilities         32,490,571       1,808,960          2,156          7,576 b    34,304,951
  Machinery and equipment                 53,388,322       3,782,288      1,075,889         (9,376)b    56,085,345
                                        $ 96,036,399      $6,474,850     $1,089,521     $      -0-    $101,421,728


( ) indicates deduction
a)  Accumulated depreciation of property, plant and equipment of subsidiary consolidated as of the beginning of the year.
b)  Transfers

                          SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                          THE ANDERSONS AND SUBSIDIARIES
                                                                      Additions
                                             Balance at     Charged to     Charged to                    Balance
                                             Beginning      Costs and      Other Accounts Deductions     at End
Description                                  of Period      Expenses       - Describe      - Describe    of Period

Allowance for doubtful accounts receivable:
  Year ended December 31, 1993               $775,000       $909,724          $   -0-     $  506,724 (1) $1,178,000

  Year ended December 31, 1992                487,000        763,677              -0-        475,677 (1)    775,000

  Year ended December 31, 1991                586,500        930,456              -0-      1,029,956 (1)    487,000

(1)  Uncollectible accounts written off, net of recoveries




                                     EXHIBIT INDEX
                                     THE ANDERSONS


Exhibit
Number

3(a) Amendment No. 18 to Restated Certificate of Limited Partnership filed by the Partnership January 24, 1994 with the Clerk of the Court of Common Pleas of Lucas County, Ohio.

3(b)        The Andersons Partnership Agreement, dated as of January 1, 1994.

4(b)(i) The Thirteenth Supplemental Indenture dated as of January 1, 1994, between The Andersons and Fifth Third Bank of Northwestern Ohio, N.A., successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985.

22          Subsidiaries of The Andersons

24(a)       Consent of Independent Auditors