Form 10-Q
period 1994-03-31
ANDERSONS
filed 1994-05-16
CIK 6474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                            FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1994

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to _____

                    Commission file number 2-55070

                          THE ANDERSONS
        (Exact name of registrant as specified in its charter)

       OHIO                                                 34-4437884
(State of incorporation                                  (I.R.S. Employer
   or organization)                                     Identification No.)

   480 W. Dussel Drive, Maumee, Ohio                           43537
(Address of principal executive offices)                    (Zip Code)

                          (419) 893-5050
                        (Telephone Number)

                  1200 Dussel Drive, Maumee, Ohio
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X  No___

The registrant is a limited partnership and has no voting stock. Because of its form or organization, that includes transfer restrictions, there is no market for any partnership interest in the registrant.
THE ANDERSONS


                                 INDEX

                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements:
        Condensed Consolidated Balance Sheets -
          March 31, 1994 and December 31, 1993 . . . . . . . . . . . . 3

        Condensed Consolidated Statements of Income -
          Three months ended March 31, 1994 and 1993 . . . . . . . . . 5

        Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1994 and 1993 . . . . . . . . . 6

        Notes to Condensed Consolidated Financial Statements . . . . . 7

      Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . . . . . . . 8


PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .10

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .10


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 THE ANDERSONS
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31    December 31
                                                         1994         1993
                                                     (UNAUDITED)     (NOTE)
CURRENT ASSETS
   Cash and cash equivalents                        $  3,402,506  $  3,936,955

   Accounts Receivable:
      Trade accounts - net                            59,303,656    60,036,382
      Margin deposits                                  2,501,853    15,320,979
                                                      61,805,509    75,357,361

   Inventories:
      Grain                                           96,825,968   135,346,670
      Agricultural products                           29,179,088    16,170,908
      Merchandise                                     37,030,487    32,497,574
      Lawn products and corn cob products             19,793,422    20,579,022
      Supplies and other                               7,936,480     6,429,477
                                                     190,765,445   211,023,651

   Prepaid expenses                                    1,321,302       858,941
      TOTAL CURRENT ASSETS                           257,294,762   291,176,908

OTHER ASSETS
   Investments in and advances to affiliates           1,609,082       942,053
   Investments and other assets                        3,806,832     3,965,729
      TOTAL OTHER ASSETS                               5,415,914     4,907,782

PROPERTY, PLANT AND EQUIPMENT
   Land                                               10,585,139     9,457,460
   Land improvements and leasehold improvements       19,908,069    19,378,810
   Buildings and storage facilities                   64,790,152    62,022,387
   Machinery and equipment                            80,936,811    80,141,615
   Construction in progress                            2,329,685     1,707,564
                                                     178,549,856   172,707,836
   Less allowances for depreciation and
      amortization                                   113,667,378   112,290,748
      NET PROPERTY, PLANT AND EQUIPMENT               64,882,478    60,417,088

                                                    $327,593,154  $356,501,778

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


                                    THE ANDERSONS
                CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)


                                                       March 31    December 31
                                                         1994         1993
                                                     (UNAUDITED)     (NOTE)
CURRENT LIABILITIES
   Notes payable                                    $113,400,000  $ 87,900,000
   Accounts payable for grain                         19,199,203    83,712,076
   Other accounts payable                             63,091,476    58,896,317
   Amounts due General Partner                         3,549,257     4,173,287
   Accrued expenses                                    6,404,408     7,496,181
   Current maturities of long-term debt                2,559,000     1,992,000
      TOTAL CURRENT LIABILITIES                      208,203,344   244,169,861

LONG-TERM DEBT
   Note payable, 5.00%, payable $800,000
      annually, due 1997                               6,800,000     6,800,000
   Notes payable relating to revolving credit
      facility, variable rate (4.55% at
      3/31/94), due 1996                              10,000,000     7,500,000
   Note payable, variable rate (5.1875% at
      3/31/94) payable monthly through 7/5/96          5,133,088             -
   Other notes payable                                   439,670       888,409
   Industrial development revenue bonds:
      6.5% due 1999                                    5,000,000     5,000,000
      Variable rate (4.19% at 3/31/94),
         due 1995 to 2004                              8,114,000     8,114,000
      Variable rate (2.29% at 3/31/94), due 2025       3,100,000     3,100,000
   Debenture bonds:
      9.2% to 11.4%, due 1995 and 1996                 7,571,000     7,586,000
      6.5% to 7.2%, due 1997 to 1999                   5,158,000     4,894,000
      10% to 10.5%, due 1997 and 1998                  2,849,000     2,849,000
      10% due 2000 and 2001                            2,747,000     2,774,000
      7.5% to 8.5%, due 2002 to 2004                   4,297,000     4,061,000
   Other bonds, 4% to 9.6%                               733,294       684,711
                                                      61,942,052    54,251,120
   Less current maturities of long-term debt           2,559,000     1,992,000
      TOTAL LONG-TERM DEBT                            59,383,052    52,259,120

AMOUNT DUE GENERAL PARTNER                             2,465,766     2,413,041
DEFERRED GAIN                                             22,259     1,145,151
MINORITY INTEREST                                        875,762     1,103,892
PARTNERS' CAPITAL
   General partner                                       790,777       761,839
   Limited partners                                   55,852,194    54,648,874
      TOTAL PARTNERS' CAPITAL                         56,642,971    55,410,713
                                                    $327,593,154  $356,501,778

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


                                THE ANDERSONS
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                            Three Months
                                                           Ended March 31
                                                         1994         1993
REVENUES
   Sales and merchandising revenues                 $218,766,849  $147,673,724
   Other income                                          645,771       813,650
                                                     219,412,620   148,437,374

COSTS AND EXPENSES
   Cost of sales and revenues                        187,926,087   121,674,635
   Operating, administrative and
      general expenses                                27,300,216    25,881,516
   Interest expense                                    2,100,950     1,431,116
                                                     217,327,253   148,987,267
      NET INCOME (LOSS) - Note B                    $  2,085,367  $   (549,893)

Allocation of income (loss):
   To general partner                               $     28,938  $     (6,762)
   To limited partners                                 2,056,429      (543,131)
                                                    $  2,085,367  $   (549,893)

Income (loss) allocation per $1000 of
   partners' capital:
      Weighted average capital for
         allocation purposes - Note C               $ 54,901,354  $ 50,636,184
      Income (loss) per $1000                       $         38  $        (11)

See notes to condensed consolidated financial statements.


                                 THE ANDERSONS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            Three Months
                                                           Ended March 31
                                                         1994         1993
OPERATING ACTIVITIES
   Net income (loss)                                $  2,085,367  $   (549,893)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
         Depreciation and amortization                 1,878,894     1,713,448
         Amortization of deferred gain                   (34,283)      (93,309)
         Minority interest in net loss of
            subsidiaries                                  (6,078)       (3,118)
         Payments to minority interests                 (222,052)     (156,658)
         Provision for losses on receivables,
            investments and other assets                  90,320       102,149
         Gain on sale of property, plant and
            equipment                                   (227,730)     (128,974)
         Changes in operating assets and liabilities:
            Accounts receivable                       13,461,532    (9,242,185)
            Inventories                               20,258,206    (6,561,886)
            Prepaid expenses                            (462,361)     (718,895)
            Accounts payable for grain               (64,512,873)  (33,081,604)
            Other accounts payable and accrued
               expenses                                2,532,081    (5,637,257)
            Other assets                                  67,333        72,339
      NET CASH USED IN OPERATING ACTIVITIES          (25,091,644)  (54,285,843)

INVESTING ACTIVITIES
   Purchases of property, plant and equipment         (2,302,893)   (1,602,279)
   Proceeds from sale of property, plant
      and equipment                                      404,183       267,889
   Advances to affiliates                               (665,000)     (549,000)
      NET CASH USED IN INVESTING ACTIVITIES           (2,563,710)   (1,883,390)

FINANCING ACTIVITIES
   Net increase in short-term borrowings              25,500,000    58,050,000
   Proceeds from issuance of long-term debt            5,562,215     5,409,255
   Payments of long-term debt                         (3,088,201)   (5,254,620)
   Payments to partners and other deductions
      from capital accounts                           (1,586,784)     (888,293)
   Capital invested by partners                          733,675             -
      NET CASH PROVIDED BY FINANCING ACTIVITIES       27,120,905    57,316,342

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (534,449)    1,147,109

   Cash and cash equivalents at beginning of year      3,936,955     1,365,906

      CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  3,402,506  $  2,513,015

Noncash Investing and Financing Activities:
   Assumption of long-term debt in purchase
      of property, plant and equipment              $  5,216,918  $          -

See notes to condensed consolidated financial statements.


                                 THE ANDERSONS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A  -   In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

            The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1993.

Note B  -   No provision has been made for federal income taxes on the
            Partnership's net income since such amounts are includable in the federal income tax returns of its partners.

            Provision for federal income taxes is made on the net income or loss of the Partnership's corporate subsidiaries, but is insignificant.

Note C  -   The Partnership Agreement reflects each partner's invested capital as of the beginning of each year. Partners' capital used in determining the allocation of net income per $1,000 of partners' capital is weighted to reflect cash distributions made to partners during the year. The indicated allocations for the three-month period ended March 31, 1994 and 1993 are the allocations which would have been made had such period constituted an entire fiscal year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

      Partners' capital at March 31, 1994 was $56.6 million, up $1.2 million from December 31, 1993. Net income in the first quarter added $2.1 million to partners' capital and new equity of $734,000 was received at the beginning of the year. Decreases to partners' capital included distributions to partners of $983,000 and equity withdrawals of $604,000. Quarterly cash distributions of approximately $325,000 are expected to be paid in June, September and December of 1994. A final 1993 tax distribution of approximately $932,000 was paid in April 1994 and a quarterly tax distribution of approximately $685,000 was also paid in April. Additional quarterly tax distributions of approximately $685,000 are expected to be paid in June and September 1994 and January 1995. The remaining cash and tax distributions are discretionary and can be discontinued or eliminated if operating results are insufficient to warrant payment. Withdrawals of capital in 1994 are not expected to be significant.

      Short-term lines of credit were $117 million at December 31, 1993 and were increased on a temporary basis to $142 million during the first quarter of 1994. Typically, the Partnership's highest borrowing occurs in the first quarter due to seasonal inventory requirements in several of the Partnership's businesses, credit sales in the lawn products and agricultural products businesses and a customary reduction in grain payables due to customer cash needs and market strategies. The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. The Partnership's short-term lines of credit were increased by an additional $10 million in April. In management's opinion, the Partnership's liquidity is adequate to meet short-term and long-term needs.

      The Partnership is currently offering Five-Year and Ten-Year debentures for sale. In 1994, through April 1, the Partnership sold $500,000 of new debentures. The amount of proceeds to be realized for the full year 1994 from the sale of the debentures is unknown since the offering is not underwritten. Any proceeds realized will be added to working capital and used for such purposes as the funding of current maturities of long-term debt and for capital expenditures.

      Capital expenditures totaled $6.4 million in the first quarter of 1994 and are expected to be approximately $26 million for the calendar year. In the first quarter, a general store was purchased which had previously been leased. A note payable of $5.2 million was assumed from the previous owner to finance this purchase. Additional expenditures anticipated in 1994 include $7 million for the purchase of a general store currently under lease and $1 million for the purchase of an agricultural products facilities subject to a lease expiring in 1994. The Partnership expects to increase long-term debt by $15 million to fund the additional capital expenditures and part of the proceeds from this debt will be added to working capital. If the additional long-term debt and cash generated from operations is not sufficient, capital expenditures will be curtailed.

Results of Operations:

      Net income in the first quarter of 1994 was $2.1 million, a sixteen year first quarter high for the Partnership. In the first quarter of 1993 the Partnership experienced a loss of $550,000. Sales and merchandising revenues were $219 million, up from $148 million a year ago. Interest expense was up, due to an increase in short-term and long-term debt and higher interest rates. Operating, administrative and general expenses were up 5.5%, with most of the increase coming from expanded operations including a new general store opened in the fall of 1993.

      Sales in the grain area were $127 million in the first quarter of 1994, up $49 million from a year ago. The average selling price was $4.04 per bushel up from $3.13 per bushel in the first quarter of last year. The number of bushels sold increased by about 25%, while margins were down. The income earned from holding owned grain decreased by $700,000 from the extremely high level of income experienced in 1993. Drying and mixing income also decreased, but again the income earned in the first quarter last year was higher than normal. Storage income was up in the first quarter and this trend should continue into the second quarter as bushels held in storage at the end of the quarter were double that of a year ago. Overall, merchandising revenues were about even with last year and gross profit from the grain area was also about even with the first quarter of 1993.

      In the agricultural products area, sales were $28 million, up $10 million from a year ago. Wholesale sales of fertilizer products accounted for almost all of the sales increase. Volume was up almost 50% and average selling prices were up 5%. As a result of the increase in selling prices and a decrease in material costs, margins were also up in the first quarter of 1994. Retail sales were up and sales of agricultural supplies were about even with last year. As a result of the increased volume and margins from wholesale sales, gross profit on sales of agricultural products was up 68% for the quarter.

      Sales in the retail area were $31.6 million in the first quarter of 1994 compared to $25.4 million last year. Sales in the Columbus market were up 13% and sales in the Toledo market were up 2%. The new store in Lima, Ohio, accounted for the remainder of the sales increase. As a result of the sales increase and an increase in margins, gross profit in the retail area was up 28%.

      Sales of lawn care products were $16 million, up $4 million from the first quarter of last year. Tons sold increased by about 45%, while average selling prices decreased by about 8%. Gross profit was up 25%, due to the volume increase. In the industrial products area sales were down about 3% from the first quarter of 1993 and volume was down about 10%. Gross profit was down 14%, due to the volume and sales decrease. In the other businesses, sales were up due to a sale of railcars in the first quarter of 1994 and an increase in sales in the Partnership's auto service centers. Gross profit in the other businesses was up about 25%.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1994.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE ANDERSONS
                                    (Registrant)

                                 By THE ANDERSONS MANAGEMENT CORP.
                                    (General Partner)



Date:  May 13, 1994              By /s/Richard P. Anderson
                                    Richard P. Anderson
                                    President and Chief Executive
                                      Officer



Date:  May 13, 1994              By /s/Richard R. George
                                    Richard R. George
                                    Corporate Controller (Principal
                                      Accounting Officer)