Form 10-Q
period 1994-06-30
ANDERSONS
filed 1994-08-12
CIK 6474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                               FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1994

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

(419) 893-5050
                        (Telephone Number)

        Not applicable
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No

The registrant is a limited partnership and has no voting stock. Because of its form or organization, that includes transfer restrictions, there is no market for any partnership interest in the registrant.


                             THE ANDERSONS

                                 INDEX

                                                        Page No.

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:
       Condensed Consolidated Balance Sheets -
         June 30, 1994 and December 31, 1993 . . . . . . . 3

       Condensed Consolidated Statements of Income -
         Three months ended June 30, 1994 and 1993 . . . . 5

       Condensed Consolidated Statements of Income -
         Six months ended June 30, 1994 and 1993 . . . . . 6

       Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1994 and 1993 . . . . . 7

       Notes to Condensed Consolidated Financial Statements. . .8

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . 9


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . .12

     Signatures. . . . . . . . . . . . . . . . . . . . . .12

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                              THE ANDERSONS
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                             June 30   December 31
                                              1994         1993
CURRENT ASSETS
  Cash and cash equivalents              $ 15,145,124 $  3,936,955

  Accounts Receivable:
     Trade accounts - net                  48,924,202   60,036,382
     Margin deposits                                -   15,320,979
                                           48,924,202   75,357,361

  Inventories:
     Grain                                 49,321,145  135,346,670
     Agricultural products                 12,226,187   16,170,908
     Merchandise                           35,622,199   32,497,574
     Lawn products and corn cob products   15,374,276   20,579,022
     Supplies and other                     8,052,380    6,429,477
                                          120,596,187  211,023,651

  Prepaid expenses                            976,517      858,941
     TOTAL CURRENT ASSETS                 185,642,030  291,176,908

OTHER ASSETS
  Investments in and advances to affiliates 1,158,880      942,053
  Investments and other assets              3,064,043    3,965,729
     TOTAL OTHER ASSETS                     4,222,923    4,907,782

PROPERTY, PLANT AND EQUIPMENT
  Land                                     12,424,490    9,457,460
  Land improvements and leasehold
     improvements                          21,313,091   19,378,810
  Buildings and storage facilities         68,677,450   62,022,387
  Machinery and equipment                  82,567,398   80,141,615
  Construction in progress                  1,727,199    1,707,564
                                          186,709,628  172,707,836
  Less allowances for depreciation and
     amortization                         115,147,729  112,290,748
     NET PROPERTY, PLANT AND EQUIPMENT     71,561,899   60,417,088

                                         $261,426,852 $356,501,778

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                              THE ANDERSONS
           CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                               (UNAUDITED)

                                            June 30    December 31
                                             1994          1993
CURRENT LIABILITIES
  Notes payable                          $ 36,500,000$  87,900,000
  Accounts payable for grain               16,715,297   83,712,076
  Other accounts payable                   50,964,690   58,896,317
  Amounts due General Partner               6,233,392    4,173,287
  Accrued expenses                          6,682,205    7,496,181
  Current maturities of long-term debt      2,180,000    1,992,000
     TOTAL CURRENT LIABILITIES            119,275,584  244,169,861

LONG-TERM DEBT
  Note payable, 7.84%, payable quarterly,
     due 2004                              15,000,000            -
  Note payable, 6.1875%, payable $800,000
     annually, due 1997                     6,400,000    6,800,000
  Notes payable relating to revolving credit
     facility, variable rate (5.2875% at
     6/30/94), due 1996                    10,000,000    7,500,000
  Note payable, variable rate (5.1875% at
     6/30/94) payable monthly
     through 7/5/96                         4,982,959            -
  Other notes payable                         302,665      888,409
  Industrial development revenue bonds:
     6.5% due 1999                          5,000,000    5,000,000
     Variable rate (4.86% at 6/30/94),
       due 1995 to 2004                     8,114,000    8,114,000
     Variable rate (2.51% at 6/30/94),
       due 2025                             3,100,000    3,100,000
  Debenture bonds:
     9.2% to 11.4%, due 1995 and 1996       7,566,000    7,586,000
     6.5% to 7.2%, due 1997 to 1999         5,224,000    4,894,000
     10% to 10.5%, due 1997 and 1998        2,849,000    2,849,000
     10% due 2000 and 2001                  2,742,000    2,774,000
     7.5% to 8.5%, due 2002 to 2004         4,460,000    4,061,000
  Other bonds, 4% to 9.6%                     799,464      684,711
                                           76,540,088   54,251,120
  Less current maturities of
     long-term debt                         2,180,000    1,992,000
     TOTAL LONG-TERM DEBT                  74,360,088   52,259,120

AMOUNT DUE GENERAL PARTNER                  2,642,021    2,413,041
DEFERRED GAIN                                  19,079    1,145,151
MINORITY INTEREST                             948,534    1,103,892
PARTNERS' CAPITAL
  General partner                             933,405      761,839
  Limited partners                         63,248,141   54,648,874
     TOTAL PARTNERS' CAPITAL               64,181,546   55,410,713
                                         $261,426,852 $356,501,778

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                              THE ANDERSONS
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                                Three Months
                                                Ended June 30
                                            1994          1993
REVENUES
  Sales and merchandising revenues       $230,377,134 $180,342,636
  Other income                                654,152      860,423
                                          231,031,286  181,203,059

COSTS AND EXPENSES
  Cost of sales and revenues              187,973,777  146,379,738
  Operating, administrative and
     general expenses                      31,053,598   27,145,287
  Interest expense                          1,963,720    1,556,329
                                          220,991,095  175,081,354
     NET INCOME - Note B                 $ 10,040,191 $  6,121,705

Allocation of income:
  To general partner                     $    142,628 $     79,947
  To limited partners                       9,897,563    6,041,758
                                         $ 10,040,191 $  6,121,705

Income allocation per $1000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C       $ 52,799,040 $47,476,674
     Income per $1000                     $        190 $       129

See notes to condensed consolidated financial statements.

                                        THE ANDERSONS
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)


                                                  Six Months
                                                 Ended June 30
                                              1994         1993
REVENUES
  Sales and merchandising revenues       $449,075,693 $327,966,359
  Other income                              1,299,923    1,674,073
                                          450,375,616  329,640,432

COSTS AND EXPENSES
  Cost of sales and revenues              375,831,574  268,054,371
  Operating, administrative and
     general expenses                      58,353,814   53,026,805
  Interest expense                          4,064,670    2,987,445
                                          438,250,058  324,068,621
     NET INCOME - Note B                 $ 12,125,558 $  5,571,811

Allocation of income:
  To general partner                     $    171,566 $     73,185
  To limited partners                      11,953,992    5,498,626
                                         $ 12,125,558 $  5,571,811

Income allocation per $1000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C       $ 53,843,514 $ 48,996,839
     Income per $1000                     $        225 $        114

See notes to condensed consolidated financial statements.

                                        THE ANDERSONS
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                         Six Months
                                                       Ended June 30
                                                     1994          1993
OPERATING ACTIVITIES
  Net income                                   $12,125,558     $ 5,571,811
  Adjustments to reconcile net income to
    net cash provided by (used in)
      operating activities:
        Depreciation and amortization            3,889,750       3,472,317
        Amortization of deferred gain              (37,463)       (192,978)
        Minority interest in net income of
          subsidiaries                              66,694          40,593
        Payments to minority interests            (222,052)       (156,658)
        Provision for losses on receivables,
          investments and other assets             169,883         208,763
        Gain on sale of property, plant and
          equipment                               (222,866)       (249,168)
        Changes in operating assets and
          liabilities:
            Accounts receivable                 26,263,276      (3,678,413)
            Inventories                         90,427,464      33,326,020
            Prepaid expenses                      (171,152)       (305,549)
            Accounts payable for grain         (66,996,779)    (42,677,971)
            Other accounts payable and
              accrued expenses                  (5,473,358)    (14,562,696)
            Other assets                          (827,969)       (561,571)
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                     58,990,986     (19,765,500)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment (12,554,592) (3,428,636) Proceeds from sale of property, plant
     and equipment                                 815,236         461,185
  Proceeds from sale of investment               1,679,215             -
  Advances to affiliates                           (40,000)       (802,385)
     NET CASH USED IN INVESTING ACTIVITIES     (10,100,141)     (3,769,836)

FINANCING ACTIVITIES
  Net (decrease) increase in short-term
    borrowings                                 (51,400,000)     23,650,000
  Proceeds from issuance of long-term debt      23,368,369      18,097,744
  Payments of long-term debt                    (6,296,319)    (10,588,009)
  Payments to partners and other deductions
     from capital accounts                      (4,088,401)     (4,767,283)
  Capital invested by partners                     733,675         250,860
     NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                              (37,682,676)     26,643,312

INCREASE IN CASH AND CASH EQUIVALENT            11,208,169       3,107,976

  Cash and cash equivalents at beginning of
    year                                         3,936,955       1,365,906

     CASH AND CASH EQUIVALENTS AT END OF PERIOD $15,145,124    $ 4,473,882

Noncash Investing and Financing Activities:
  Assumption of long-term debt in purchase
     of property, plant and equipment           $ 5,216,918    $         -

See notes to condensed consolidated financial statements.

                               THE ANDERSONS
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A  -     In the opinion of management, all adjustments, consisting only of
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
              as of the beginning of each year. Partners' capital used in determining the allocation of net income per $1,000 of partners' capital is weighted to reflect cash distributions made to partners during the year. The indicated allocations for the three-month and six-month periods ended June 30, 1994 and 1993 are the allocations which would have been made had such period constituted an entire fiscal year.

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources:

         Working capital at June 30, 1994 was $66 million, up $19 million from December 31, 1993. Cash and cash equivalents were higher than normal as the proceeds from the issuance of $15 million in long-term debt to fund capital expenditures as noted below, were received on June 30. Inventories decreased by $90 million, with grain inventories accounting for $86 million of the decrease. A decrease in grain inventories from December 31 to June 30 is normal, due to the seasonality of the grain business. Grain inventory balances are generally near the high point of the year on December 31, following the fall harvest, and the balances at June 30 are generally near the low point of the year prior to the wheat harvest. Grain payables also decreased from the December 31 balance, which is also normal as the amount owed for grain decreases as the grain inventory balance decreases. At June 30, 1994, as a result of decreases in grain future prices during the second quarter, the Partnership did not have any margin deposits with the Chicago Board of Trade. Short-term notes payable have decreased due to the reduced working capital requirements and due to an increase in long-term borrowings.

         At June 30, 1994, partners' capital totaled $64.2 million, up $8.8 million from December 31, 1993. Increases to capital included net income of $12.1 million and new capital of $734,000, received at the beginning of the year. Decreases to partners' capital included distributions to partners of $3.5 million and capital withdrawals of $604,000. Quarterly cash distributions of approximately $325,000 are expected to be paid in September and December of 1994. Quarterly tax distributions of approximately $590,000 are expected to be paid in September 1994 and January 1995. The cash and tax distributions are discretionary and can be discontinued or eliminated if operating results are insufficient to warrant payment. Further withdrawals of capital in 1994 are not expected to be significant.

         In the first six months of 1994 the Partnership purchased two general stores that had previously been leased. Capital expenditures over the last half of 1994 are expected to total approximately $10 million, and include the purchase of three agricultural products facilities subject to a lease expiring during the year, renovations to two general stores, a raw material pre-processing and storage facility for corncobs and additional storage space at two grain locations. To fund the capital expenditures, the Partnership assumed a $5.2 million note payable in the purchase of one of the general stores and increased long-term borrowings by an additional $15 million at the end of the second quarter.

         The Partnership is currently offering Five-Year and Ten-Year debentures for sale. Through August 1, 1994, the Partnership sold $1 million of the new debentures. The amount of proceeds to be realized in 1994 from the sale of the debentures is unknown since the offering is not underwritten.

         At June 30, 1994, the Partnership had used its entire $10 million long-term revolving line of credit. Subsequently, the borrowing was reduced to zero and this line continues to be available if needed. Short-term lines of credit were increased during 1994 and currently total $202 million. The highest borrowing against the short-term lines was $127.6 million and occurred in January. At June 30, 1994 the outstanding balance was $36.5 million. The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. In management's opinion, the Partnership's liquidity is adequate to meet short-term and long-term needs.

Results of Operations:

Three Months Ended June 30, 1994 and 1993:

         Net income in the second quarter of 1994 was $10 million, compared to $6.1 million in the second quarter of 1993. Sales and merchandising revenues were up $50 million and gross profit was up $8.4 million, a 25% increase. Interest expense was up, due to higher interest rates and an increase in both short-term and long-term borrowings. Operating, administrative and general expenses were up 14.4%, with most of the increase coming from expanded operations including a new general store opened in the fall of 1993 and two grain and agricultural products businesses leased beginning in the second quarter of 1994.

         Sales in the grain area were $94 million in the second quarter of 1994, up $29 million from a year ago. The average selling price was $3.55 per bushel up from $2.81 per bushel in the second quarter of last year. Bushels sold increased by 3 million, or about 13%, with the majority of the increase coming from the additional facilities leased in the second quarter of 1994 as noted above. Margins on grain sales were up from a year ago. Merchandising revenues were up about $700,000, with increases in storage income, income earned from holding owned grain and income earned from providing grain marketing services to farmers. Drying and mixing income decreased in the second quarter of 1994 from the higher than normal income experienced in the second quarter of 1993. Gross profit in the grain area was up $1.5 million or about 30%.

         In the agricultural products area, sales were $52.7 million, up $8.9 million from a year ago. Most of the increase came from retail sales, with about one half of the retail sales increase coming from the additional facilities leased in the second quarter of 1994. Wholesale sales of fertilizer products were up $1.5 million, as average selling prices were up
7% and volume was down 2%. Margins on wholesale sales were up. Gross profit in the agricultural products area was up $3.8 million or about 50%. The increase in retail sales and the improved margins on wholesale sales contributed to this increase. However, the largest gross profit increase came from the liquidation in 1994 of phosphate inventories purchased in 1993 when the market price of phosphate was depressed. In 1994 the market price of phosphate appreciated significantly and the Partnership liquidated its inventory, with most of the activity occurring in the second quarter.

         Sales in the retail area were $50.6 million in the second quarter of 1994 compared to $45.1 million in the same period last year. Sales in the Columbus market were up 7% and sales in the Toledo market were up about 1%. The new store in Lima, Ohio, accounted for the remainder of the sales increase. As a result of the sales increase and an increase in margins, gross profit in the retail area was up $2.4 million, a 19% increase.

         Sales of lawn care products were $16.2 million, up $2.4 million from the second quarter of last year. Tons sold increased by 20%, while average selling prices decreased by 4%. Gross profit was up 9%, due to the volume increase. In the industrial products area sales were even with the same period a year ago and gross profit was down 7%. In the other businesses of the Partnership, sales and gross profit were up.

Six Months Ended June 30, 1994 and 1993:

         Net income in the first six months of 1994 was $12.1 million, compared to $5.6 million in the same period last year. Sales and merchandising revenues were up $121 million and gross profit was up $13 million, a 22% increase. Interest expense was up $1 million, as both short-term and long-term borrowings have increased and interest rates have also increased. Operating, administrative and general expenses were up 10%, with most of the increase coming from expanded operations.

         Sales in the grain area were $221 million in the first six months of 1994, up $77 million from a year ago. The average selling price was $3.82 per bushel up from $2.98 per bushel a year ago. The number of bushels sold increased by about 20% and the margins on grain sales also increased. Storage income was up in the first six months of 1994 and this trend should continue into the third quarter as there were 12 million bushels of grain held in storage at June 30, 1994 compared to 5 million bushels at June 30, 1993. Drying and mixing income decreased in 1994, however, income in 1993 was higher than normal due to the high moisture content of the 1992 corn crop. A significant increase was experienced in the revenue generated from grain marketing services provided to farmers. This service is relatively new for the Partnership and has been well received. Overall, merchandising revenues were up about $700,000 and gross profit from the grain area was up about $1.4 million, a 12% increase.

         In the agricultural products area, sales were $80.7 million, up $18.8 million from a year ago. Wholesale sales of fertilizer products were up $11 million, as volume was up 15% and average selling prices were up 5%. Margins were also up in the first six months of 1994. The increase in retail sales in the second quarter of 1994, noted above, resulted in an $8.4 million increase in retail sales in the first six months of 1994. Like the second quarter, gross profit in the agricultural products area was up in the first six months of 1994 by $5.6 million, an increase of more than 50%. As noted in the discussion above for the second quarter, a significant part of the gross profit increase was the result of the liquidation of phosphate inventories at appreciated prices. The increase in wholesale sales and margins and the increase in retail sales also contributed to the gross profit increase.

         Sales in the retail area were $82.2 million in the first six months of 1994 compared to $70.5 million last year. Sales in the Columbus market were up 9% and sales in the Toledo market were up about 1%. The new store in Lima, Ohio, accounted for the remainder of the sales increase. As a result of the sales increase and an increase in margins, gross profit in the retail area was up $4.3 million or 22%.

         Sales of lawn care products were $32.5 million, up $6.6 million from the first six months of last year. Tons sold increased by 32%, while average selling prices decreased by 6%. Gross profit was up $1.5 million, due to the volume increase as margins were down. In the industrial products area sales were down 2% from the same period a year ago and gross profit was down 10%. In the other businesses, sales and gross profit were up.

                       PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1994.




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

                                  THE ANDERSONS
                                  (Registrant)

                                By THE ANDERSONS MANAGEMENT CORP.
                                   (General Partner)



Date:  August 12, 1994          By /s/Richard P. Anderson
                                  Richard P. Anderson
                                  President and Chief Executive
                                    Officer



Date:  August 12, 1994          By /s/Richard R. George
                                  Richard R. George
                                  Corporate Controller (Principal
                                    Accounting Officer)