Form 10-Q
period 1994-09-30
ANDERSONS
filed 1994-11-14
CIK 6474

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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


                                THE ANDERSONS

                                    INDEX




                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:
       Condensed Consolidated Balance Sheets -
         September 30, 1994 and December 31, 1993. . . . . . . . . . . . .3

       Condensed Consolidated Statements of Income -
         Three months ended September 30, 1994 and 1993. . . . . . . . . .5

       Condensed Consolidated Statements of Income -
         Nine months ended September 30, 1994 and 1993 . . . . . . . . . .6

       Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1994 and 1993 . . . . . . . . . .7

       Notes to Condensed Consolidated Financial Statements. . . . . . . .8

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . . . . .9


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 12

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                THE ANDERSONS
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                             September 30     December 31
                                                 1994             1993
CURRENT ASSETS
  Cash and cash equivalents                  $  4,107,107     $  3,936,955

  Accounts Receivable:
     Trade accounts - net                      53,438,321       60,036,382
     Margin deposits                            3,165,375       15,320,979
                                               56,603,696       75,357,361

  Inventories:
     Grain                                     49,357,400      135,346,670
     Agricultural products                     19,219,297       16,170,908
     Merchandise                               36,577,604       32,497,574
     Lawn products and corn cob products       14,323,839       20,579,022
     Supplies and other                        10,061,371        6,429,477
                                              129,539,511      211,023,651

  Prepaid expenses                              1,249,578          858,941
     TOTAL CURRENT ASSETS                     191,499,892      291,176,908

OTHER ASSETS
  Investments in and advances to affiliates       649,247          942,053
  Investments and other assets                  3,586,977        3,965,729
     TOTAL OTHER ASSETS                         4,236,224        4,907,782

PROPERTY, PLANT AND EQUIPMENT
  Land                                         12,774,490        9,457,460
  Land improvements and leasehold
     improvements                              21,486,667       19,378,810
  Buildings and storage facilities             69,295,782       62,022,387
  Machinery and equipment                      83,220,579       80,141,615
  Construction in progress                      5,022,072        1,707,564
                                              191,799,590      172,707,836
  Less allowances for depreciation and
     amortization                             116,874,321      112,290,748
     NET PROPERTY, PLANT AND EQUIPMENT         74,925,269       60,417,088

                                             $270,661,385     $356,501,778

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             THE ANDERSONS
                CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                              (UNAUDITED)

                                             September 30     December 31
                                                 1994             1993

CURRENT LIABILITIES
  Notes payable                              $ 53,900,000     $ 87,900,000
  Accounts payable for grain                   24,027,853       83,712,076
  Other accounts payable                       49,123,023       58,896,317
  Amounts due General Partner                   6,025,387        4,173,287
  Accrued expenses                              5,684,887        7,496,181
  Current maturities of long-term debt          5,516,000        1,992,000
     TOTAL CURRENT LIABILITIES                144,277,150      244,169,861

LONG-TERM DEBT
  Note payable, 7.84%, payable
     quarterly, due 2004                       14,925,000                -
  Note payable, 6.1875%, payable
     $800,000 annually, due 1997                6,400,000        6,800,000
  Notes payable relating to revolving
     credit facility, variable rate
     due 1996                                           -        7,500,000
  Note payable, variable rate (6.9375% at
     9/30/94) payable monthly through 7/5/96    4,794,513                -
  Other notes payable                             800,042          888,409
  Industrial development revenue bonds:
     6.5% due 1999                              5,000,000        5,000,000
     Variable rate (5.19% at 9/30/94),
       due 1995 to 2004                         8,114,000        8,114,000
     Variable rate (3.28% at 9/30/94),
       due 2025                                 3,100,000        3,100,000
  Debenture bonds:
     9.2% to 11.4%, due 1995 and 1996           7,566,000        7,586,000
     6.5% to 7.2%, due 1997 to 1999             5,284,000        4,894,000
     10% to 10.5%, due 1997 and 1998            2,849,000        2,849,000
     10% due 2000 and 2001                      2,742,000        2,774,000
     7.5% to 8.5%, due 2002 to 2004             4,731,000        4,061,000
  Other bonds, 4% to 9.6%                         829,898          684,711
                                               67,135,453       54,251,120
  Less current maturities of long-term debt     5,516,000        1,992,000
     TOTAL LONG-TERM DEBT                      61,619,453       52,259,120

AMOUNT DUE GENERAL PARTNER                      2,698,129        2,413,041
DEFERRED GAIN                                      15,899        1,145,151
MINORITY INTEREST                                 982,756        1,103,892
PARTNERS' CAPITAL
  General partner                                 901,319          761,839
  Limited partners                             60,166,679       54,648,874
     TOTAL PARTNERS' CAPITAL                   61,067,998       55,410,713
                                             $270,661,385     $356,501,778

NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


                                 THE ANDERSONS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months
                                                   Ended September 30
                                                 1994             1993
REVENUES
  Sales and merchandising revenues           $184,183,287     $167,493,930
  Other income                                    681,715          586,620
                                              184,865,002      168,080,550

COSTS AND EXPENSES
  Cost of sales and revenues                  155,645,822      141,083,325
  Operating, administrative and
     general expenses                          29,757,198       26,277,009
  Interest expense                              1,852,142        1,317,238
                                              187,255,162      168,677,572
     NET LOSS - Note B                       $  2,390,160     $    597,022

Allocation of loss :
  To general partner                         $     32,086     $      8,791
  To limited partners                           2,358,074          588,231
                                             $  2,390,160     $    597,022

Loss allocation per $1000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C          $ 51,906,327     $ 46,437,133
     Loss per $1000                          $         46     $         13

See notes to condensed consolidated financial statements.


                               THE ANDERSONS
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                       Nine Months
                                                   Ended September 30
                                                 1994             1993
REVENUES
  Sales and merchandising revenues           $633,258,980     $495,460,289
  Other income                                  1,981,638        2,260,693
                                              635,240,618      497,720,982

COSTS AND EXPENSES
  Cost of sales and revenues                  531,477,396      409,137,698
  Operating, administrative and
     general expenses                          88,111,012       79,303,812
  Interest expense                              5,916,812        4,304,683
                                              615,505,220      492,746,193
     NET INCOME - Note B                     $  9,735,398     $  4,974,789

Allocation of income:
  To general partner                         $    139,480     $     64,394
  To limited partners                           9,595,918        4,910,395
                                             $  9,735,398     $  4,974,789

Income allocation per $1000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C          $ 53,174,736     $ 48,103,954
     Income per $1000                        $        183     $        103

See notes to condensed consolidated financial statements.


                               THE ANDERSONS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                      Nine Months
                                                   Ended September 30
OPERATING ACTIVITIES                             1994             1993
 Net income                                  $  9,735,398     $  4,974,789
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                 5,925,201        5,185,978
  Amortization of deferred gain                   (40,643)        (289,467)
  Minority interest in net income of
    subsidiaries                                  100,916          154,557
  Payments to minority interests                 (222,052)        (156,658)
  Provision for losses on receivables,
   investments and other assets                   396,242          346,518
  Gain on sale of property, plant and
    equipment                                    (196,247)        (234,022)
  Changes in operating assets
   and liabilities:
    Accounts receivable                        18,357,423        3,941,299
    Inventories                                81,484,140       36,848,787
    Prepaid expenses                             (444,213)        (615,054)
    Accounts payable for grain                (59,684,223)     (45,073,185)
    Other accounts payable and
    accrued expenses                           (8,463,985)      (5,603,369)
    Other assets                               (1,426,821)        (790,892)
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                    45,521,136       (1,310,719)

INVESTING ACTIVITIES
 Purchases of property, plant, equipment (17,881,575) (7,362,756) Proceeds from sale of property, plant
  and equipment                                   824,074          465,500
 Proceeds from sale of investment               1,679,215                -
 Advances from (to) affiliates                    438,000       (1,150,374)
NET CASH USED IN INVESTING ACTIVITIES         (14,940,286)      (8,047,630)

FINANCING ACTIVITIES
 Net (decrease) increase in short-term
  borrowings                                  (34,000,000)      13,045,000
 Proceeds from issuance of long-term debt      24,332,388       18,785,909
 Payments of long-term debt                   (16,664,973)     (16,026,421)
 Payments to partners and other deductions
  from capital accounts                        (4,811,788)      (5,953,401)
  Capital invested by partners                    733,675          423,630
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                         (30,410,698)      10,274,717

INCREASE IN CASH AND CASH EQUIVALENT              170,152          916,368
 Cash and cash equivalents at beginning
  of year                                       3,936,955        1,365,906
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                   $  4,107,107     $  2,282,274

  Noncash Investing and Financing Activities:
   Assumption of long-term debt in purchase
   of property, plant and equipment          $  5,216,918     $          -

See notes to condensed consolidated financial statements.


                                  THE ANDERSONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A  -   In the opinion of management, all adjustments, consisting only of
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
            as of the beginning of each year. Partners' capital used in determining the allocation of net income per $1,000 of partners' capital is weighted to reflect cash distributions made to partners during the year. The indicated allocations for the three-month and nine-month periods ended September 30, 1994 and 1993 are the allocations which would have been made had such periods constituted an entire fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

    Working capital totalled $47 million at both September 30, 1994 and December 31, 1993. However, as is typical in the grain industry, significant decreases occurred in the current assets and current liabilities of the Partnership during this time period. Grain inventories and payables are generally at a high point on December 31, following the fall harvest, and the balances at September 30 are generally much lower prior to the upcoming fall harvest. Grain receivable balances are also generally higher at December 31 than September 30. As a result of higher accounts receivables and inventories at the end of the year, short-term borrowings are generally higher at the end of the year than at September 30.

    Partners' capital totaled $61 million at September 30, 1994, up $5.7 million from December 31, 1993. Increases include net income of $9.7 million and new equity of $734,000, received at the beginning of the year. Decreases to partners' capital include distributions to partners of $4.2 million and equity withdrawals of $604,000. A quarterly cash distribution of approximately $235,000 is expected to be paid in December and a quarterly tax distribution of approximately $490,000 is expected to be paid in January 1995. The cash and tax distributions are discretionary and can be discontinued or eliminated if operating results are insufficient to warrant payment. Further withdrawals of capital in 1994 are not expected to be significant.

    Capital expenditures have totalled $23 million in the first nine months of 1994 and are expected to be approximately $3 million in the last quarter. Included in the expenditures incurred to date is the purchase of two general stores that had previously been leased and the construction of a raw material pre-processing and storage facility for corncobs. Committed expenditures in the last quarter include $1 million for the purchase of three agricultural products facilities subject to a lease expiring during the year. To fund the capital expenditures, the Partnership assumed a $5.2 million note payable in the purchase of one of the general stores. In addition, the Partnership issued a note payable of $15 million.

    The Partnership is currently offering Five-Year and Ten-Year debentures for sale. Through November 1, 1994, the Partnership sold $1.6 million of the new debentures. The remaining proceeds to be realized in 1994 from the sale of the debentures is unknown since the offering is not underwritten. The Partnership recently called for redemption as of November 1, 1994, outstanding debentures totalling $2.2 million.

    At September 30, 1994, the Partnership's $10 million long-term revolving line of credit was available for use. Short-term lines of credit currently total $202 million and the borrowing against these lines totalled $53.9 million at September 30, 1994. The highest borrowing against the short-term lines was $127.6 million and occurred in January. The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. In management's opinion, the Partnership's liquidity is adequate to meet short-term and long-term needs.

    The Partnership hedges virtually all of its fixed price grain purchases and sales transactions through the use of futures contracts with the Chicago Board of Trade. The Partnership's hedging program is designed to reduce the risk of changing grain prices. Hedging transactions limit the potential gains and losses from market price changes of the grain commodities.

Results of Operations:

Three Months Ended September 30, 1994 and 1993:

    The Partnership experienced a net loss in the third quarter of 1994 of $2.4 million, compared to a loss of $600,000 in the third quarter of 1993. Sales and merchandising revenues were up $16.7 million and gross profit was up $2.1 million. Interest expense was up $535,000, due to higher interest rates and an increase in both short-term and long-term borrowings. Operating, administrative and general expenses were up $3.5 million, with approximately 65% of the increase coming from expanded operations including a general store opened in the fall of 1993 and additional agricultural facilities leased during the year.

    Sales in the grain area were $101 million in the third quarter of 1994, up $4 million from a year ago. The average selling price was $2.93 per bushel compared to $2.91 per bushel in the third quarter of last year. Bushels sold increased by 3%. Margins on grain sales were up from a year ago resulting in an increase in gross profit on grain sales of about 50%. Merchandising revenues were down $3.4 million led by a $2.8 million decrease in basis and spreads. During the quarter the basis (the difference between the Chicago Board of Trade cash grain market price and the local cash grain market price) for wheat and corn decreased. The wheat basis dropped dramatically due to the unexpected large crop of soft red wheat in the eastern corn belt, and the slow export program of wheat from the United States as world wheat prices climbed steadily in the third quarter. The corn basis dropped in the third quarter when bad weather in June turned to good weather and projections for the new corn crop increased substantially. The pending huge new crop caused increased sales of the old corn crop, pushing the basis lower. Drying and mixing income decreased in the third quarter of 1994. The poor quality of the 1993 wheat crop resulted in higher drying and mixing income in the third quarter of last year than that experienced this year. Gross profit in the grain area was down $1.6 million as a result of the decrease in merchandising revenues.

    In the agricultural products area, sales were $22.5 million, up $7 million from a year ago as a result of a 66% increase in wholesale sales. Retail sales were down 25%. Average wholesale fertilizer selling prices were up 10% and volume was up 50%. Margins on wholesale sales were also up resulting in a gross profit increase of $750,000 or about 45%.

    Sales in the retail area were $39.5 million in the third quarter of 1994 compared to $33.7 million in the same period last year. The Lima, Ohio store opened in the fourth quarter of 1993 accounted for $3.3 million of the sales increase while sales in the Columbus market were up 10% and sales in the Toledo market were up 2%. As a result of the sales increase and an increase in margins, gross profit in the retail area was up $2.1 million, a 23% increase.

    Sales of lawn care products were $9.5 million, up $1.3 million from the third quarter of last year. Tons sold increased by 9%, while average selling prices were about the same. Gross profit was up 24%, due to the volume increase. In the industrial products area sales were up 6% and gross profit was up 5%. In the other businesses of the Partnership, sales and gross profit were up.


Nine Months Ended September 30, 1994 and 1993:

    Net income in the first nine months of 1994 was $9.7 million, compared to $5 million in the same period last year. Sales and merchandising revenues were up $138 million and gross profit was up $15 million, an 18% increase. Interest expense was up $1.6 million, as both short-term and long-term borrowings have increased and interest rates have also increased. Operating, administrative and general expenses were up $8.8 million, with approximately 70% of the increase coming from expanded operations.

    Sales in the grain area were $322 million in the first nine months of 1994, up $81 million from a year ago. The average selling price was $3.48 per bushel up from $2.95 per bushel a year ago. The number of bushels sold increased by about 13% and the margins on grain sales also increased. Merchandising revenues were down $2.7 million from last year. The decrease in basis as noted above in the discussion for the third quarter, resulted in significant decrease in basis income for the first nine months of 1994. Drying and mixing income has been below 1993 levels all year long. High moisture in the 1992 corn crop resulted in higher than normal drying and mixing income in 1993. Storage income was up in the first nine months of 1994. Gross profit from the grain area was the same as last year.

    In the agricultural products area, sales were $103 million, up $26 million from a year ago. Wholesale sales of fertilizer products were up $18.7 million, as volume was up 23% and average selling prices were up 6%. Margins were also up in the first nine months of 1994. Retail sales were up $7.7 million from a year ago. Gross profit in the agricultural products area was up in the first nine months of 1994 by $6.3 million, an increase of 50%. About one half of the gross profit increase was the result of the liquidation in 1994 of phosphate inventories purchased in 1993 when the market price of phosphate was depressed. In 1994 the market price of phosphate appreciated significantly and the Partnership liquidated its inventory. The increase in wholesale sales and margins and the increase in retail sales also contributed to the gross profit increase.

    Sales in the retail area were $122 million in the first nine months of 1994 compared to $104 million last year. Sales in the Columbus market were up 9% and sales in the Toledo market were up about 2%. The Lima, Ohio store opened in the fourth quarter of last year accounted for $10 million of the sales increase. As a result of the sales increase and an increase in margins, gross profit in the retail area was up $6.4 million or 22%.

    Sales of lawn care products were $42 million, up $8 million from the first nine months of last year. Tons sold increased by 26%, while average selling prices decreased by 5%. Gross profit was up $2 million, due to the volume increase as margins were down. In the industrial products area sales were the same as last year and gross profit was down 6%. In the other businesses, sales and gross profit were up.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1994.




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

                             THE ANDERSONS
                             (Registrant)

                              By THE ANDERSONS MANAGEMENT CORP.
                                   (General Partner)



Date:  November 14, 1994     By  /s/ Richard P. Anderson
                                 Richard P. Anderson
                                 President and Chief Executive
                                  Officer



Date:  November 14, 1994     By  /s/ Richard R. George
                                 Richard R. George
                                 Corporate Controller (Principal
                                  Accounting Officer)