Form 10-K
period 1994-12-31
ANDERSONS
filed 1995-03-23
CIK 6474

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1994

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

(b)  Financial Information About Industry Segments

     See Note 12 to the Partnership's Consolidated Financial Statements for information regarding the Partnership's business segments.

(c)  Narrative Description of Business

Agriculture Group

     The agriculture group consists of grain operations, wholesale fertilizer operations, retail farm centers and farmer services.

     The Partnership's grain operations involve merchandising grain and operating terminal grain elevator facilities, which includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Partnership as well as grain owned by others, and selling grain. The principal grains sold by the Partnership are yellow corn, yellow soybeans and soft red and white wheat. The Partnership's total grain storage capacity aggregates approximately 67 million bushels.

     Virtually all grain merchandised by the Partnership is grown in the midwestern part of the United States and is acquired from country elevators, dealers and producers. The Partnership effects grain purchases at prices referenced to Chicago Board of Trade quotations. The Partnership competes for the purchase of grain with grain processors and feeders, as well as with other grain merchandisers.

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

     During 1994, approximately 63% of the grain sold by the Partnership was purchased domestically by grain processors and feeders and approximately 37% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat. Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or east coast. All boat shipments are from the Toledo, Ohio port elevator.

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

     Fixed price purchases and sales of cash grain expose the Partnership to adverse changes in price. Hedging of these purchase and sales positions provides protection from the potential adverse changes in price, avoiding unacceptable risk and the potential for significant loss.

     The Partnership hedges fixed price purchase and sales transactions through the use of futures contracts with the Chicago Board of Trade ("CBOT"). The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Partnership (mainly corn, wheat and soybeans). Futures prices are determined by supply and demand.

     Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain are generally made by contract for delivery in a future period. When the Partnership purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Partnership sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day, the open fixed price cash positions as well as open futures positions, are marked-to-market. Gains/Losses in value on the Partnership's cash positions from price changes are off-set by losses/gains in value on the Partnership's futures positions.

     When a futures contract is entered into, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a short futures contract increases, then an additional margin deposit, called a maintenance margin, would be required by the CBOT. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required to be sent to the CBOT. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins by the CBOT. Significant changes in market prices--such as occurs when weather conditions are unfavorable for extended periods, can have an effect on liquidity and requires the Partnership to maintain appropriate short-term lines of credit.

     The hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The Agriculture Group's profitability from its grain operation is derived from margins on grain sold and revenues generated from its other merchandising activities with its customers, not from its hedging transactions.

     At any one time the Agriculture Group's purchase contract portfolio may approximate 60 million bushels for delivery to the Partnership over the next three years. Because of this volume, the Partnership relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Agriculture Group has adopted a policy which specifies the key controls over the hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions, and other internal controls.

     The Partnership's wholesale agricultural fertilizer operations involve purchasing, storing, formulating, and selling dry and liquid fertilizers; providing fertilizer warehousing and services to manufacturers and customers; and wholesale distribution of seeds and various farm supplies. The major fertilizer ingredients sold by the Partnership are nitrogen, phosphate and potassium, all of which are readily available from various sources.

     The Partnership's wholesale agricultural fertilizer market area primarily includes Illinois, Indiana, Michigan and Ohio and customers for the Partnership's agricultural fertilizer products are principally retail dealers. Sales of agricultural fertilizer products are heaviest in the spring and fall.

     The Partnership's aggregate wholesale storage capacity for dry fertilizer is 14 million cubic feet. The Partnership reserves 5 million cubic feet of this space for various fertilizer manufacturers and customers. The Partnership's aggregate storage capacity for liquid fertilizer is 31 million gallons and 6 million gallons of this space is reserved for manufacturers and customers. The agreements for reserved space provide the Partnership storage and handling fees and, generally, are for one year and are renewed at the end of each term.

     The Partnership operates eight retail farm centers located throughout Michigan, Indiana and Ohio. These centers, often strategically located at or near the Partnership's grain or wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer, and chemical seeds and supplies to the farmer. In addition, farmer services representatives based at the retail farm centers, provide a link between the grain and fertilizer operations and offer assistance with grain marketing and farm financial management.

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

Retail Group

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

Other Activities

     The Partnership produces more than 1000 granular retail and professional lawn care products for national distribution. The retail granular products are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. The professional granular products are sold both direct and through distributors to lawn service applicators and to golf courses. The principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are available from the Partnership's agriculture group. The lawn care industry is highly seasonal, with the majority of the sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

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

     The Partnership produces dog and cat foods, which are marketed through a joint venture partnership. The Partnership is also involved in repairing, buying, selling and leasing rail cars, the operation of seven auto service centers, a steel fabrication shop, a restaurant and an outdoor power equipment sales and service shop.

Research and Development

     The Partnership's research and development program is mainly concerned with the development of improved products and processes, primarily lawn care products and corncob products. Approximately $490,000, $450,000, and $380,000 was expended on research and development during 1994, 1993 and 1992, respectively, including materials, salaries and outside consultants. Employees

     All management and labor services are provided to the Partnership by the employees of the Corporation. The Partnership pays a management fee to the Corporation for these services. At December 31, 1994, there were 1,151 full-time and 1,982 part-time or seasonal employees of the Corporation providing services to the Partnership.

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

     The Partnership, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials. The provisions of these various regulations could require modifications of certain of the Partnership's existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. The Partnership made capital expenditures of approximately $600,000 in 1994 in order to comply with these regulations.

     Environmental Proceeding

     In 1992, the Partnership was notified by the Ohio Environmental Protection Agency (the "Agency") that a water contamination discharge issue had been referred to the Ohio Attorney General. The issue involved the Partnership's Toledo, Ohio river elevator facility, built during the 1960's and 1970's on low lying land that had, in part, been filled by an unrelated corporation with material from its manufacturing operations. This material was the apparent source of the alleged contamination at issue. In November, 1994, a Consent Order was filed in the Lucas County Court of Common Pleas which resolved the on-going dispute. In addition, the Agency has reserved the right to investigate whether further action will be necessary at the river elevator facility.

 Item 2.  Properties

     The Partnership's principal agriculture, retail and other properties are described below. Except as otherwise indicated, all properties are owned by the Partnership.

Agriculture Facilities

   Location                Grain             Wholesale Fertilizer

                           Bushel         Dry Storage     Liquid Storage
                          Capacity        (in cu. ft.)      (in. gal.)
Maumee, OH               18,800,000         6,333,000        2,600,000
Toledo, OH                6,300,000         2,000,000        3,000,000
Metamora, OH (2)          6,480,000
Lyons, OH (2)               380,000
Champaign, IL            13,000,000           833,000
Delphi, IN                6,580,000         1,667,000
Clymers, IN (1)           4,400,000                          7,600,000
Dunkirk, IN               5,900,000           900,000
Poneto, IN                  530,000                          4,700,000
Logansport, IN                                 33,000        3,000,000
Walton, IN                                    433,000        6,500,000
Albion, MI                2,470,000
Potterville, MI             790,000
White Pigeon, MI          1,730,000
Webberville, MI                             2,017,000        3,200,000
                         67,360,000        14,216,000       30,600,000

(1) Facility leased - lease expires in 1998, provides an option to purchase
(2) Facilities leased, option to purchase exercised in 1995

     The grain facilities are mostly concrete and steel tanks, with some flat storage. The Partnership also owns grain inspection buildings and driers, a corn sheller plant, maintenance buildings and truck scales and dumps.

     Agricultural products properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Partnership owns a seed processing facility in Delta, Ohio. The Partnership also operates eight retail farm centers (six under lease agreements) in Michigan, Indiana and Ohio. Aggregate storage capacity in the eight retail farm centers for liquid fertilizer and dry fertilizer is 1.4 million gallons and 240,000 cubic feet, respectively.

Retail Store Properties

            Name                    Location             Sq. Ft.
     Maumee General Store          Maumee, OH            128,000
     Toledo General Store          Toledo, OH            134,000
     Woodville General Store (1)   Northwood, OH         105,000
     Lima General Store (1)        Lima, OH              103,000
     Brice General Store           Columbus, OH          140,000
     Sawmill General Store         Columbus, OH          134,000
     Warehouse (1)                 Maumee, OH            245,000

     (1) Leased

       The leases for the two general stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1,016,000. The general store leases provide for contingent lease payments based on achieved sales volume. With respect to the Brice General Store, see "Item 13. Certain Relationships and Related Transactions - Alshire-Columbus." Other Properties

     The Partnership owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Partnership leases a lawn fertilizer production facility, a warehouse facility and four lawn products sales outlets. In its rail car leasing business, the Partnership owns or leases approximately 1600 rail cars (primarily covered hopper cars) with lease terms ranging from one to ten years and annual lease payments aggregating approximately $4,200,000. The majority of the cars controlled are leased to other companies, although some cars are maintained by the Partnership's Agriculture Division. The Partnership also owns a rail car repair facility, a steel fabrication facility, a service and sales facility for outdoor power equipment and the Partnership owns or leases seven auto service centers.

     The Partnership's administrative office building is leased at an annual rental of $696,000 under a net lease expiring in 2000. See "Item 13. Certain Relationships and Related Transactions - Management Agreement." The Partnership owns approximately 618 acres of land on which various of the above properties and facilities are located; approximately 363 acres of farmland and land held for future use; approximately 102 acres of improved land in an office/industrial park held for sale; and certain other meeting and recreational facilities, dwellings and parcels. The Partnership also owns or leases a number of switch engines, cranes and other equipment.

     Real properties, machinery and equipment of the Partnership were subject to aggregate encumbrances of approximately $41,125,000 at December 31, 1994. Additions to property for the years ended December 31, 1994, 1993 and 1992, amounted to $26,300,359, $10,808,521, and $6,590,045, respectively. See Note
8 to the Partnership's Consolidated Financial Statements for information as to the Partnership's leases.

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

     (b) The number of holders of Limited Partnership Interests as of March 1, 1995, was 218.

     (c) The Partnership makes cash distributions and allocations of net income to Limited Partners, and to the General Partner in accordance with the terms of the Partnership Agreement. See "Item
          6. Selected Financial Data." As previously noted, certain of the Partnership's long-term borrowings and lines of credit agreements include provisions that impose minimum levels of working capital and partnership equity (as defined) and limit the addition of new long-term debt along with other requirements.

Item 6.  Selected Financial Data
                                                       Year Ended December 31
                                              1994          1993          1992          1991          1990
Grain sales and revenues                  $551,836,287  $439,483,762  $440,553,476  $356,897,950  $359,549,837
Fertilizer, retail and other sales         400,922,131   336,973,308   312,613,276   286,165,240   283,867,328
Total sales and merchandising revenues     952,758,418   776,457,070   753,166,752   643,063,190   643,417,165
Operating profit (a)                        28,720,201    21,170,205    18,299,809    13,986,953    16,157,416
Income from continuing operations (b)       15,137,430    11,079,360    10,129,692     4,516,046     5,259,776
Net income                                  15,137,430    11,079,360     7,635,748     2,825,309     3,859,392
Weighted average partners' capital (c)      52,696,376    47,405,022    43,101,473    41,938,671    43,047,859
Allocations and distributions per $1,000
  of weighted average partners' capital:
    Allocation of income from continuing
     operations                                    287           234           235           107           122
    Allocation of net income                       287           234           177            67            90
    Cash distributions                              21            32            34            34            32
    Tax distributions (d)                           63            88            10            88             6

                                                                As of December 31
Balance Sheet Data:                           1994          1993          1992          1991          1990
  Total assets                            $350,184,122  $356,501,778  $255,500,637  $290,110,477  $234,319,164
  Long-term debt                            71,217,308    52,259,120    46,077,319    48,018,161    47,881,282
  Partners' capital:
  General partner                              969,376       761,839       622,659       531,322       546,453
  Limited partners                          63,008,174    54,648,874    50,497,148     41,976,399   45,265,201
                                          $ 63,977,550  $ 55,410,713  $ 51,119,807  $  42,507,721 $ 45,811,654

(a) See Note 12 to the Partnership's Consolidated Financial Statements for the definition of operating profits.
(b) See Note 3 to the Partnership's Consolidated Financial Statements.
(c) Weighted average partners' capital represents the average daily outstanding partners' capital balance, which includes the effects of distributions and investments made during the year.
(d) Tax distributions fluctuate from year to year due to the timing of the distributions, the amount of partnership taxable income and the amount of the distribution partners elect to receive.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Working capital at December 31, 1994 was $57 million, up $10 million from 1993. Cash provided by operating activities was $52 million in 1994 compared to a use of cash in 1993 of $51 million. The increase in cash provided by operating activities led to a decrease in short-term borrowings from $87.9 million at December 31, 1993 to $50 million at December 31, 1994.

     Partners' capital at December 31, 1994 totaled $64 million, up from $55.4 million at December 31, 1993. Net income in 1994 of $15.1 million was added to partners' capital, while partners added $733,675 to their capital accounts at the beginning of the year and withdrew $604,000. During 1994 quarterly cash distributions to partners totaled $1.1 million. This amount decreased from prior years due to partners' election to receive a reduced distribution. In addition, at the end of the year distributions to certain partners and charitable remainder trusts totaled $1.2 million and charitable contributions charged to partners' capital accounts totaled $782,000. Tax distributions to partners during 1994 totaled $3.3 million. An additional tax distribution of $474,000 was paid in January 1995. Quarterly cash distributions in 1995 are expected to be lower than 1994 distributions and 1995 tax distributions are also expected to be lower both as a result of partners electing not to take all of the distributions available to them.

     Tax distributions are made to partners for purposes of making federal, state and local tax payments since the taxable income of the Partnership is taxable to the partners and not to the partnership. Tax distributions can fluctuate widely from year to year (see "Item 6. Selected Financial Data") due to changes in the amount and in the components of partnership taxable income due to the timing of required tax payments by partners and due to the elections made by partners to take all, none or a percentage of the tax distribution available to them. Tax distributions and taxable income for the last five years have been as follows:

                                          Taxable
     Year      Distributions              Income
     1990      $  278,000               $ 5,313,400
     1991       3,700,000                 3,880,200
     1992         418,000                 8,255,300
     1993       4,200,000                11,855,970
     1994       3,335,000                17,833,000

     The 1990 tax distribution was based on 1989 taxable income of $1,559,500. The tax distributions in 1991 were considerably higher due to the increase in taxable income from 1989 to 1990 and due to the implementation of quarterly tax distributions paid to partners in April, June and September. Quarterly tax distributions were made to coincide with the timing of estimated tax payments due by partners. Tax distributions paid in 1992 decreased due to the decrease in taxable income from 1990 to 1991 and due to the quarterly tax payments made in 1991. In 1993, the tax distributions were very high due to the increase in taxable income in 1992, which also impacted the quarterly tax distributions needed by partners to meet their 1993 estimated tax payments. In 1994 tax distributions were lower than 1993 due to elections by partners to take smaller tax distributions.

     During 1994 the Partnership issued $639,000 Five-Year and $1.5 million Ten-Year debentures and additional debentures are being offered in 1995. Proceeds from the issuance of the debentures in 1994 were used to fund current maturities of long-term debt and for capital expenditures. The amount of proceeds to be realized in 1995 from the sale of debentures is unknown since the offering is not underwritten. Any proceeds realized will be added to working capital and used for such purposes as the funding of current maturities of long-term debt and for capital expenditures.

     The Partnership finances part of its inventories through short-term borrowings under lines of credit which are also used from time to time for other Partnership purposes. Generally, the highest borrowings occur in the spring and are related to payments of grain payables, credit sales of agricultural products related to spring planting and a seasonal peak in credit sales of lawn care products. The amount of borrowings outstanding during the year, and from one year to another, may fluctuate widely depending upon inventory levels, and changes in hedged values which affect maintenance margin requirements. The Partnership has available lines of credit for unsecured short-term debt with banks aggregating $207,000,000. The credit arrangements, the amounts of which are adjusted from time to time to meet the Partnership's needs, are demand notes without termination dates but are reviewed at least annually for renewal. See Note 6 to the Partnership's Consolidated Financial Statements for additional information relating to the lines of credit. The Partnership also has a $20 million long-term revolving line of credit. See
Note 7 to the Partnership's Consolidated Financial Statements.

     Certain of the Partnership's long-term indebtedness is secured by first mortgages on various facilities of the Partnership. Some of the Partnership's long-term borrowings include provisions that impose minimum levels of working capital and partnership equity (as defined); the addition of new long-term debt; restrict the Partnership from certain sale, lease, merger and consolidation transactions; require the Partnership to be substantially hedged in its grain transactions; and certain other requirements. At December 31, 1994, the Partnership was, and it believes it continues to be, in compliance with all terms and conditions of the secured borrowings and short and long term lines of credit. See Note 7 to the Partnership's Consolidated Financial Statements for further information with respect to long-term financing.

     The Partnership periodically utilizes interest rate contracts to manage interest rate risk by locking in rates consistent with projected borrowing needs. There were no open interest rate contracts at December 31, 1994.

     The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. In management's opinion, the Partnership's liquidity is adequate to meet short and long-term needs.

     Capital expenditures were approximately $26 million in 1994 and are expected to be approximately $24 million in 1995. Anticipated capital expenditures in 1995 include $4.4 million for grain elevator and retail farm center acquisitions, $2.6 million for additional storage capacity, $3.5 million for store renovations, $5.9 million for plant upgrades and improvements and $2 million for information systems improvements. Funding for capital expenditures in 1995 is expected to come from cash generated from operations and additional long-term debt or new equity. Capital expenditures could be curtailed if necessary.

Results of Operations

Years ended December 31, 1994 and 1993:

     Net income in 1994 increased to $15 million from $11 million in 1993. Gross profit increased by $19 million or 15%. Operating, administrative and general expenses were up $13 million or about 11%, including an increase of $7.3 million (11%) in the management fee paid to the general partner. Most of the management fee increase was for salaries, wages and benefits. Additional facilities in the Agriculture Group added approximately $5 million to salaries, wages and benefits and a full year of operation at the Lima General Store added more than $1 million to salaries, wages and benefits in the Retail Group. Operating profit increased by $7.5 million.

     Grain sales and merchandising revenues were $551.8 million compared to $439.5 million in 1993, a 26% increase. Sales of grain commodities were up
$110 million.   Bushels sold increased almost 20% and the average selling
price per bushel increased from $3.25 to $3.44. Cents per bushel sold (margin) increased 19%. Merchandising revenues increased from $23.2 million in 1993 to $25.5 million in 1994. Storage income was up $3.6 million, while basis income was down 1.4 million due to a larger than expected wheat and corn crop. Drying and mixing income was down $2 million during 1994, due in part to a better quality 1993 corn crop and 1994 wheat crop than those of the preceding crop years. Gross profit on grain sales and merchandising revenues was up $4.3 million or 13%.

     Sales of wholesale fertilizer were up $22.8 million or 26% and retail fertilizer sales and sales of other agricultural products were up $7.6 million or 45%. Wholesale fertilizer tonnage increased by 11% and the average selling price increased 6%. Gross profit on wholesale fertilizer increased $5.3 million or 64% while retail and other agricultural products gross profit increased $2.1 million or 26%. Approximately one-half of the wholesale fertilizer gross profit increase was the result of the liquidation in 1994 of phosphate inventories purchased in 1993 when the market price of phosphate was depressed. In 1994, the market price appreciated significantly and the Partnership liquidated its inventory.

     Sales in the Agriculture Group were $661.4 million compared to $520.9 million in 1993, while gross profit and operating profit increased $11.7 million and $4.3 million, respectively.

     Sales in the Retail Group were $172 million in 1994 compared to $155 million in 1993. Sales in the Columbus stores were up $4.4 million and sales in the Toledo stores were up $3 million. Sales in the Lima store which opened in September 1993 were up $10 million. Margins increased by about 3%. Operating profit in the Retail Group was up $2.7 million.

     Sales in the other businesses of the Partnership also increased. Sales of lawn care products totalled $47.6 million, up $9.5 million from 1993. Volume increased 27%, while average selling prices decreased 5%. Margins were down just a little. Sales of corn cob products were $14.6 million compared to $14.2 million in 1993. Volume was down in corn cob products and up in sorbent products. Railcar leasing activity doubled from 1993 and sales and repairs of railcars also increased. Sales from the Partnership's auto service centers were up, as were steel fabrication sales. Sales from the Partnership's outdoor power equipment and service shop also improved. Operating profit in the other businesses was up $570,000.

Years ended December 31, 1993 and 1992:

     Income from continuing operations was $11 million in 1993 compared to $10 million in 1992. Operating, administrative and general expenses were up $12 million or about 12%. Included is an increase of $5.7 million (10%) in the management fee paid to the general partner. The more significant items comprising the increase are additional salaries, wages and benefits for a new general store, as well as an expanded work force in several other operating areas and additional cash profit sharing and management performance payments as a result of improved net income. The management fee also increased as a result of the Corporation's adoption of Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Corporation has elected to recognize the $8.4 million of accrued benefits as of January 1, 1993 (transition obligation) prospectively as a component of annual postretirement benefit cost over approximately 20 years. The additional annual cost incurred by the Corporation and passed on to the Partnership as part of the management fee was approximately $850,000 for 1993. By major business segment the results were as follows:

     Grain sales and merchandising revenues were $439.5 million compared to $440.6 million in 1992. Sales of grain commodities were down $7.5 million or 2%. Bushels sold increased 2% and the average selling price per bushel decreased 4% from $3.39 to $3.25. Cents per bushel sold (margin) decreased 11%. Most of these changes were a result of an increase in yields in 1993 as well as an improvement in the quality of the crops in the eastern corn belt. Merchandising revenues were up $6.4 million. Income earned in 1993 from holding owned grain was up from the depressed levels in 1992, due in part to the effects of the floods in 1993 and to a shortage of wheat in the first half of 1993. Income from drying and blending grain was also up in 1993, with most of the increase coming in the first six months of the year. This is a result of the high moisture content in the 1992 corn crop carried into 1993 and due to the depressed level of drying and blending income in the first six months of 1992. Gross profit on grain sales and merchandising revenues was up $5.7 million or 20%.

     Sales of wholesale fertilizer were up $11.6 million or 11% and retail fertilizer sales and sales of other agricultural products were down $800,000 or 5%. Wholesale fertilizer tonnage increased by 19% and the average selling price decreased 3%. Gross profit on wholesale fertilizer increased $1.4 million or 16% while retail and other agricultural products gross profit increased $400,000 or 7%.

     Sales in the Agriculture Group were $520.9 million compared to $517.6 million in 1992, while gross profit and operating profit increased $7.5 million and $2.9 million, respectively.

     Sales in the retail group were $155 million in 1993, up 4% from 1992. Sales in the Columbus market were up 5%, sales in the Toledo market were down 2% and sales from a new store opened in Lima, Ohio, in the fourth quarter of 1993 accounted for the remainder of the sales increase. Gross profit was up about $1.2 million, or 3%, as a result of the sales increase along with a small decrease in margins due to the competitive pressures in the retail market. As a result of a $3.7 million (10%) increase in operating expenses, due to increased advertising and the costs associated with opening the new general store, operating profit decreased from $4 million in 1992 to $1.6 million in 1993.

     Sales in the other businesses of the Partnership also increased. Sales of lawn products totalled $38 million, up 7% from 1992. Volume increased 2% and average selling prices increased 5%. Margins were up about 11%. In the industrial products area sales were $14.2 million, up 1%. Sales of sorbent products were up, due to volume increases, and sales of corncob products were down, due to a decrease in volume. Sales from the Partnership's auto service centers were up, as were steel fabrication sales. Railcar leasing activity improved, while railcar repairs for external customers were down due to utilizing the shop capacity for repairs to cars owned by the Partnership. Sales from the Partnership's outdoor power equipment and service shop were $4 million. In total, the operating profits of lawn and corn cob products and other businesses of the Partnership improved by $440,000.

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


Item 8. Financial Statements and Supplementary Data


                         Report of Independent Auditors

Partners
The Andersons

We have audited the accompanying consolidated balance sheets of The Andersons (a partnership) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1994.
Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP
                                                   ERNST & YOUNG LLP
Toledo, Ohio
February 6, 1995


                         The Andersons and Subsidiaries
                       Consolidated Statements of Income

                                              Year ended December 31
                                         1994          1993          1992
Grain sales and revenues             $551,836,287  $439,483,762  $440,553,476
Fertilizer, retail and other sales    400,922,131   336,973,308   312,613,276
Other income                            2,608,671     3,763,737     3,834,457
                                      955,367,089   780,220,807   757,001,209

Cost of grain sales and revenues      513,893,485   405,889,171   412,623,606
Cost of fertilizer, retail
  and other sales                     292,258,780   244,254,571   227,130,480
                                      806,152,265   650,143,742   639,754,086
Gross profit                          149,214,824   130,077,065   117,247,123
Operating, administrative and
  general expenses (Note 2)           125,682,788   112,829,334   100,791,991
Interest expense                        8,394,606     6,168,371     6,325,440
                                      134,077,394   118,997,705   107,117,431
Income from continuing operations      15,137,430    11,079,360    10,129,692
Discontinued operations (Note 3):
  Loss from discontinued operations                                  (396,177)
  Loss on sale of discontinued
    operations                                                     (2,097,767)
Net income                           $ 15,137,430  $ 11,079,360  $  7,635,748

Net income (loss) was allocated to:
  General partner:
    From continuing operations       $    218,844  $    145,526  $    124,871
    From discontinued operations                -             -       (30,743)
                                          218,844       145,526        94,128
  Limited partners:
    From continuing operations         14,918,586    10,933,834    10,004,821
    From discontinued operations                                   (2,463,201)
                                       14,918,586    10,933,834     7,541,620
                                     $ 15,137,430  $ 11,079,360  $  7,635,748

Net income (loss) allocation per
  $1,000 of partners' capital:
    Weighted average capital for
      allocation purposes            $ 52,696,376  $ 47,405,022  $ 43,101,473
    Allocation per $1,000:
      From continuing operations     $        287  $        234  $        235
      From discontinued operations                                        (58)
                                     $        287  $        234  $        177

See accompanying notes.


                         The Andersons and Subsidiaries
                          Consolidated Balance Sheets

                                                        December 31
                                                     1994          1993
Assets
Current assets:
  Cash and cash equivalents (Note 10)           $  6,186,695   $  3,936,955
  Accounts receivable:
    Trade accounts, less allowance for
      doubtful accounts of $2,292,000 in
      1994; $1,178,000 in 1993                    55,157,316     60,036,382
    Margin deposits (Note 10)                      7,034,058     15,320,979
                                                  62,191,374     75,357,361
  Inventories (Note 4)                           198,635,026    211,023,651
  Prepaid expenses                                   899,268        858,941
Total current assets                             267,912,363    291,176,908

Other assets:
  Notes receivable and other assets,
    less allowance for doubtful notes
    receivable of $717,000 in 1994                 3,083,583      3,965,729
  Investments in and advances to
    affiliates                                     1,591,673        942,053
                                                   4,675,256      4,907,782
Property, plant and equipment (Notes 5 and 7)     77,596,503     60,417,088
                                                $350,184,122   $356,501,778
Liabilities and partners' capital
Current liabilities:
  Notes payable (Note 6)                        $ 50,000,000   $ 87,900,000
  Accounts payable for grain                      83,843,840     83,712,076
  Other accounts payable                          60,990,810     58,896,317
  Amounts due General Partner (Note 2)             4,700,699      4,173,287
  Accrued expenses                                 7,708,295      7,496,181
  Current maturities of long-term debt             3,615,000      1,992,000
Total current liabilities                        210,858,644    244,169,861

Amounts due General Partner (Note 2)               3,059,742      2,413,041
Long-term debt (Note 7)                           71,217,308     52,259,120

Deferred gain                                                     1,145,151
Minority interest                                  1,070,878      1,103,892
Partners' capital:
  General partner                                    969,376        761,839
  Limited partners                                63,008,174     54,648,874
                                                  63,977,550     55,410,713
                                                $350,184,122   $356,501,778

See accompanying notes.


                         The Andersons and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                     Year ended
                                            1994         1993         1992
Operating activities
Net income                              $15,137,430  $11,079,360  $ 7,635,748
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization         8,101,058    7,109,223    7,010,579
    Provision for losses on accounts
      and notes receivable                2,682,904      909,724      763,677
    Payments to minority interests         (222,052)    (166,198)    (132,896)
    Minority interest in net income
      of subsidiaries                       189,038      236,224      154,392
    Gain on sale of property,
      plant and equipment                  (160,988)  (1,107,707)  (1,645,421)
    Amortization of deferred gain           (43,823)    (385,956)    (373,238)
    Loss on sale of discontinued
      operations                                  -            -    1,582,630
    Equity in undistributed loss of
      affiliates                                  -            -        4,255
    Changes in operating assets and
      liabilities:
        Accounts receivable              10,483,083  (32,109,849)  (5,866,574)
        Inventories                      12,388,625  (61,137,730)  37,905,112
        Prepaid expenses and other
          assets                         (1,006,667)  (1,255,649)    (501,424)
        Accounts payable for grain          131,764   18,966,696   (3,086,492)
        Other accounts payable and
          accrued expenses                4,451,416    6,719,097    5,074,170
Net cash provided by (used in)
  operating activities                   52,131,788  (51,142,765)  48,524,518

Investing activities
Purchases of property, plant and
  equipment                             (22,663,348) (10,808,521)  (6,590,045)
Proceeds from sale of investment          1,679,215            -            -
Proceeds from sale of property,
  plant and equipment                       848,408    1,696,989    2,586,539
(Advances to) payments received
  from affiliates                          (640,000)     149,999        5,145
Proceeds from sale of discontinued
  operations                                      -            -    1,299,340
Net cash used in investing activities   (20,775,725)  (8,961,533)  (2,699,021)

Financing activities
Net increase (decrease) in short-term
  borrowings                            (37,900,000)  64,150,000  (45,330,000)
Proceeds from issuance of long-term
  debt                                   35,508,820   22,753,656   16,022,652
Payments of long-term debt              (20,144,550) (17,439,855) (17,887,109)
Payments to partners and other
  deductions from capital accounts       (7,304,268)  (7,212,084)  (3,177,162)
Capital invested by partners                733,675      423,630    4,153,500
Net cash provided by (used in)
  financing activities                  (29,106,323   62,675,347  (46,218,119)

Increase (decrease) in cash and cash
  equivalents                             2,249,740    2,571,049     (392,622)
Cash and cash equivalents at beginning
  of year                                 3,936,955    1,365,906    1,758,528
Cash and cash equivalents at end of
  year                                  $ 6,186,695  $ 3,936,955  $ 1,365,906

Noncash investing and financing
  activities:
    Assumption of long-term debt in
    purchase of property, plant and
    equipment                           $ 5,216,918

See accompanying notes.


                         The Andersons and Subsidiaries
            Consolidated Statements of Changes in Partners'  Capital

                                               Year ended December 31
                                            1994         1993         1992
General partner capital
Balance at beginning of year            $   761,839  $   622,659  $   531,322
Amounts credited (charged) to capital:
  Net income for the year                   218,844      145,526       94,128
  Charitable contributions                  (11,307)      (6,346)      (2,791)
                                            207,537      139,180       91,337
Balance at end of year                  $   969,376  $   761,839  $   622,659

Limited partners' capital
Balance at beginning of year            $54,648,874  $50,497,148  $41,976,399
Amounts credited (charged) to capital:
  Net income for the year                14,918,586   10,933,834    7,541,620
  Increase in invested capital              733,675      423,630    4,153,500
  Charitable contributions                 (770,809)    (476,772)    (223,623)
  Withdrawals                            (1,759,072)    (827,573)    (899,793)
  Distributions                          (4,763,080)  (5,901,393)  (2,050,955)
                                          8,359,300    4,151,726    8,520,749
Balance at end of year                  $63,008,174  $54,648,874  $50,497,148

Total partners' capital--at
  end of year                           $63,977,550  $55,410,713  $51,119,807

See accompanying notes.


                         The Andersons and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 1994


1. Significant Accounting Policies

Principles of Consolidation and Related Matters

The consolidated financial statements include the accounts of The Andersons (the Partnership) and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Other affiliated entities are not material.

Cash and Cash Equivalents

The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these assets approximate their fair value.

Securities

The Partnership adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in 1994. There was no cumulative effect as a result of the adoption.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when there is positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of partners' capital.

Inventories

Inventories of grain are hedged to the extent practicable and are valued on the basis of replacement market prices prevailing at the end of the year. Such inventories are adjusted for the amount of gain or loss (based on year-end market price quotations) on open grain contracts at the end of the year. Contracts in the commodities futures market, maintained for hedging purposes, are valued at market at the end of the year and income or loss to that date is recognized. Grain contracts maintained for other merchandising purposes are valued in a similar manner and net margins from these transactions are included in sales and merchandising revenues.

All other inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

Property, Plant and Equipment

Land, buildings and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the individual assets principally by the straight-line method.

Accounts Payable for Grain

The liability for grain purchases on which price has not been established (delayed price), has been computed on the basis of replacement market at the end of the year, adjusted for the applicable premium or discount.

Revenue Recognition

Sales of grain and other products are recognized at the time of shipment. Revenues from merchandising activities are recognized as open contracts are marked to market or as services are provided.

Income Taxes

No provision has been made for federal income taxes on the Partnership's net income since such amounts are includable in the federal income tax returns of its partners. At December 31, 1994 and 1993, the Partnership s net assets for financial reporting purposes were approximately $1,800,000 and $3,800,000, respectively, greater than their corresponding tax bases, as a result of temporary differences in when revenues and expenses are recognized for financial reporting purposes and in determining taxable income.

Preopening Expenses

Preopening expenses are charged to income when incurred.

Deferred Gain

Through January 31, 1994, the deferred portion of a gain from the sale and leaseback of a retail store was being amortized into income over the ten-year leaseback period by the straight-line method. On February 1, 1994 the store was reacquired and the remaining deferred gain was recorded as a component of the reacquisition cost.

Income Allocations and Cash Distributions to Partners

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

Partners may elect to receive quarterly cash distributions as declared by the general partner. Partners may also elect to receive quarterly tax distributions or an annual tax distribution. Final 1994 tax distributions of approximately $5,200,000 may be paid to partners in 1995 from the year end partners' capital balances upon each Partner's election.

Charitable Contributions

Provision is made in the Partnership Agreement for contributions to various charitable, educational and other not-for-profit institutions. It is the policy of the Partnership to account for charitable contributions as charges to partners' capital, and they are not deducted in determining Partnership net income.

Reclassifications

Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation. These reclassifications had no effect on net income.

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

Employee benefit costs include the cost of pension and other postretirement benefits. In 1993, the Corporation changed its method of accounting for postretirement health insurance benefits. The Corporation now accrues for the cost of providing these benefits during the employees working career rather than recognizing the cost of these benefits as claims are paid. The Corporation has elected to recognize the accrued benefits earned by employees as of January 1, 1993 (transition obligation) prospectively, which means this cost will be recognized as a component of annual postretirement benefit costs over a period of approximately 20 years. The change in the method of accounting for these benefits increased management fees charged to the Partnership by approximately $840,000 and $850,000 for 1994 and 1993, respectively.

The Partnership generally pays the Corporation for salaries and employee benefits as those costs are paid by the Corporation. Amounts owed to the Corporation relating to postretirement benefits that will not be paid within one year have been classified as a long-term liability.

The Partnership leases office space from the Corporation under a lease expiring May 1, 2000. The net lease payments amounted to $635,714, $529,982 and $516,344 in 1994, 1993 and 1992, respectively.

The components of the management fee and rent incurred by the Partnership consisted of the following:

                                             Year ended December 31
                                         1994           1993         1992
Salaries and wages                   $53,726,460    $47,706,731  $43,356,247
Employee benefits                     15,673,685     14,619,453   13,426,059
Rent for office space and other
  reimbursable expenses                  803,830        641,491      516,344
Achieved level of return of the
  Partnership                            190,880        139,656       89,618
Totals                               $70,394,855    $63,107,331  $57,388,268

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

Sales from discontinued operations were approximately $9,780,000 for the year ended December 31, 1992.

4. Inventories

Major classes of inventory are as follows:

                                               December 31
                                           1994           1993
Grain                                  $113,554,519   $135,346,670
Agricultural fertilizer and supplies     21,110,719     16,170,908
Merchandise                              32,240,845     32,497,574
Lawn and corn cob products               20,992,385     20,579,022
Other                                    10,736,558      6,429,477
                                       $198,635,026   $211,023,651


5. Property, Plant and Equipment

The components of property, plant and equipment are as follows:


                                                       December 31
                                                   1994           1993
Land                                           $ 13,063,330   $  9,457,460
Land improvements and leasehold improvements     22,569,686     19,378,810
Buildings and storage facilities                 71,700,138     62,022,387
Machinery and equipment                          87,308,030     80,141,615
Construction in progress                          1,387,362      1,707,564
                                                196,028,546    172,707,836
Less allowances for depreciation
  and amortization                              118,432,043    112,290,748
                                               $ 77,596,503   $ 60,417,088

6. Banking and Credit Arrangements

The Partnership has available lines of credit for unsecured short-term debt with banks aggregating $207,000,000. The credit arrangements, the amounts of which are adjusted from time to time to meet the Partnership's needs, do not have termination dates but are reviewed at least annually for renewal. The terms of certain of these lines of credit provide for annual commitment fees.

The following information relates to borrowings under short-term lines of credit during the years indicated.

                                        1994           1993         1992

Maximum borrowed                   $127,600,000  $100,500,000  $104,000,000
Average daily amount borrowed
  (total of daily borrowings
  divided by number of days
  in period)                         72,182,603    60,404,384    50,341,667
Average interest rate (computed
  by dividing interest expense
  by average daily amount
  outstanding)                             5.03%         4.15%         5.20%

7. Long-Term Debt

Long-term debt consists of the following:

                                                        December 31
                                                     1994           1993
Note payable, 7.84%, payable $75,000 quarterly
  through October 1997, and $398,000 quarterly
  thereafter, due 2004                            $14,850,000   $         -
Notes payable relating to revolving credit
  facility                                         10,000,000     7,500,000
Note payable, variable rate (7.625% at
  December 31, 1994), payable $800,000
  annually, due 1997                                6,000,000     6,800,000
Note payable, variable rate (6.9375% at
  December 31, 1994), payable $72,470 monthly
  including interest, due 1996                      4,661,089             -
Other notes payable                                   795,686       888,409
Industrial development revenue bonds:
  6.5%, due 1999                                    4,400,000     5,000,000
  Variable rate (5.695% at December 31, 1994),
    due in annual installments of $881,000 in
    1995 through 2004                               8,114,000     8,114,000
  Variable rate (5.85% at December 31, 1994),
    due 2025                                        3,100,000     3,100,000
Debenture bonds:
  9.2% to 11.4%, due 1995 and 1996                  6,088,000     7,586,000
  6.5% to 8%, due 1997 through 1999                 5,530,000     4,894,000
  10% to 10.5%, due 1997 and 1998                   2,117,000     2,849,000
  10%, due 2000 and 2001                            2,742,000     2,774,000
  7.5% to 8.7%, due 2002 through 2004               5,590,000     4,061,000
  Employee bonds, variable rate
    (18% at December 31, 1994)                        233,312        59,581
Other bonds, 4% to 10%                                611,221       625,130
                                                   74,832,308    54,251,120
Less current maturities                             3,615,000     1,992,000
                                                  $71,217,308   $52,259,120


The Partnership has a $20,000,000 revolving line of credit with a bank which bears interest based on the LIBOR rate (4.345% at December 31, 1994). Borrowings under this agreement totalled $10,000,000 at December 31, 1994. The revolving line of credit expires on July 1, 1997.

The variable rate notes payable, the note payable due in quarterly installments and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related property with a cost aggregating approximately $80,640,000.

The various underlying loan agreements, including the Partnership's revolving line of credit, contain certain provisions which require the Partnership to, among other things, maintain minimum working capital of $32,000,000 and net Partnership equity (as defined) of $43,000,000, limit the addition of new long-term debt, and limit its unhedged grain position to 2,000,000 bushels.

The aggregate annual maturities, including sinking fund requirements, through 1999 of long-term debt are as follows: 1995--$3,615,000; 1996--$22,895,000;
1997--$10,388,000, 1998--$7,125,000 and 1999--$4,230,000.

Interest paid (including short-term lines of credit) amounted to $8,175,747, $5,425,491 and $6,595,883 in 1994, 1993 and 1992, respectively.

8. Leases

The Partnership and subsidiaries lease certain equipment and real property under operating leases, including rail cars which the Partnership subleases to third parties.

Net rent expense under operating leases was as follows:

                                       1994         1993         1992
Total rent expense                  $8,442,535   $7,095,276   $7,400,356
Less rental income from subleases    2,805,440    1,320,544    1,312,205
Net rental expense                  $5,637,095   $5,774,732   $6,088,151

Future minimum rentals for all noncancelable operating leases and future rental income from subleases are as follows:

                            Future         Future
                            Minimum       Sublease
                            Rentals        Income
    1995                 $ 7,803,420    $ 4,132,351
    1996                   6,281,504      3,505,671
    1997                   5,172,363      3,104,040
    1998                   4,661,835      2,863,620
    1999                   3,319,158      1,229,235
    Future years           3,386,948        157,390
                         $30,625,228    $14,992,307

9. Commitments and Risk Management

The Partnership has, in the normal course of its business, entered into contracts to purchase and sell grain inventories and has interest in other commodity contracts requiring performance in future periods. Contracts for purchase of grain inventories and other commodities from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for sale of grain inventories and other commodities to processors and other consumers generally do not extend beyond one year. The terms of these contracts are consistent with industry practice.

The Partnership utilizes futures contracts that are traded on a regulated futures exchange to hedge its net price exposure from grain inventories held and firm commitments to purchase or sell grain inventories and other commodities. The Partnership's policy is to hedge its net price exposure and at December 31, 1994, nearly 100% of the Partnership's grain inventories held and firm commitments under forward contracts were hedged with futures contracts. All grain inventories held, firm commitments under forward contracts and futures contracts are marked to market on a daily basis.

The Partnership periodically utilizes interest rate contracts to manage interest rate risk by converting variable interest rates on its short-term borrowings to short-term fixed interest rates. The notional amounts of these contracts are based upon the Partnership's projected short-term borrowing needs. Additional interest expense incurred in holding these instruments was $52,695, $92,545 and $1,783 in 1994, 1993 and 1992, respectively. There were no open interest rate contracts at December 31, 1994.

10. Securities

The following is a summary of held-to-maturity securities which mature within one year as of December 31, 1994 and 1993:

                                               Gross      Gross
                                 Amortized  Unrealized  Unrealized   Fair
                                   Cost        Gains      Losses     Value
December 31, 1994
Cash equivalent--commercial
  paper                          $4,700,000    $   -     $     -  $4,700,000
Margin deposits--U.S. Treasury
  securities                      3,902,567      929           -   3,903,496
                                 $8,602,567    $ 929     $     -  $8,603,496

December 31, 1993
Cash equivalent--U.S. Treasury
  securities                     $3,936,955    $   -     $     -  $3,936,955
Margin deposits--U.S. Treasury
  securities                      4,731,172        -      15,015   4,716,187
                                 $8,668,127    $   -     $15,015  $8,653,142

11. Fair Values of Financial Instruments

The fair values of the Partnership's financial instruments, consisting of cash equivalents, margin deposits, investments in and advances to affiliates and long and short-term debt, approximate their carrying values since the instruments either provide for short terms to maturity or interest at variable rates based on market indexes or, in the case of investments in affiliates, the investments are being carried on the equity method which approximate fair value. Certain long-term notes payable and the Partnership's debenture bonds bear fixed rates of interest and terms of five or ten years. Based upon current interest rates offered by the Partnership on similar bonds and rates currently available to the Partnership for long-term borrowings with similar terms and remaining maturities, the Partnership believes its long-term debt instruments outstanding at December 31, 1994 and 1993, have fair values as follows:

                                Carrying         Fair
                                 Amount          Value
1994
Debenture bonds               $22,144,000    $22,189,000
Long-term notes payable        52,688,000     51,316,000
                              $74,832,000    $73,505,000

1993
Debenture bonds               $22,241,000    $23,750,000
Long-term notes payable        32,010,000     31,993,000
                              $54,251,000    $55,743,000


12. Segments of Business

The Partnership operates three business segments: Agriculture, Retail Stores and Other. Agriculture includes grain merchandising, operation of terminal grain elevator facilities, and distribution of agricultural products, primarily fertilizer. Other includes production and distribution of lawn and corn cob products and rail car leasing and repair.

Prior to 1994 the Partnership reported its agriculture business as two segments: Grain Operations and Agricultural Products. The Partnership elected to combine these operations into a single business segment based upon the similarities in the customer bases and geographic markets.

Segment information for 1993 and 1992 has been restated to conform with the 1994 presentation.

The segment information includes the allocation of expenses shared by one or more segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses.


                                             Year ended December 31
                                        1994           1993         1992
Revenues:
 Agriculture:
  Sales to unaffiliated customers   $661,369,917  $520,890,521  $517,598,783
  Intersegment sales                   3,105,953     2,978,856     2,709,350
  Merchandising revenue and other
    income                            30,446,394    27,350,033    20,007,958
                                     694,922,264   551,219,410   540,316,091
 Retail stores:
  Sales to unaffiliated customers    172,337,256   155,424,855   149,090,921
  Other income                           112,763       118,337        82,344
                                     172,450,019   155,543,192   149,173,265
 Other:
  Sales to unaffiliated customers     89,636,688    71,668,255    64,976,326
  Intersegment sales                     877,903       730,135       819,310
  Other income                           440,107       678,710       553,502
                                      90,954,698    73,077,100    66,349,138
  Other income                         1,023,964     4,090,096     4,691,375
  Eliminations--intersegment sales    (3,983,856)   (3,708,991)   (3,528,660)
Total revenues                      $955,367,089  $780,220,807  $757,001,209

Operating profit:
  Agriculture                       $ 18,900,530  $ 14,571,601  $  9,720,038
  Retail stores                        4,290,252     1,639,953     4,062,370
  Other                                5,529,419     4,958,651     4,517,401
Total operating profit                28,720,201    21,170,205    18,299,809

Other income                             863,147     2,090,567     2,533,177
Interest expense                      (8,394,606)   (6,168,371)   (6,325,440)
General expenses                      (6,051,312)   (6,013,041)   (4,377,854)
Income from continuing operations   $ 15,137,430  $ 11,079,360  $ 10,129,692

Identifiable assets:
  Agriculture                       $217,462,318  $244,064,853  $168,917,991
  Retail stores                       64,551,540    56,558,711    48,174,786
  Other                               53,720,115    44,091,096    29,021,506
  General assets                      14,450,149    11,787,118     9,386,354
Total assets                        $350,184,122  $356,501,778  $255,500,637

Depreciation and amortization expense:
  Agriculture                       $  3,390,835  $  3,252,151  $  3,364,773
  Retail stores                        2,602,692     1,957,190     1,882,966
  Other                                1,699,610     1,512,000     1,211,566
  General                                407,921       387,882       551,274
Total depreciation and
  amortization expense              $  8,101,058  $  7,109,223  $  7,010,579

Capital expenditures:
  Agriculture                       $  6,688,988  $  3,772,771  $  2,420,837
  Retail stores                       12,985,881     4,228,566       728,538
  Other                                5,537,036     2,209,646     2,917,100
  General                              1,088,454       597,538       523,570
Total expenditures                  $ 26,300,359  $ 10,808,521  $  6,590,045

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

An unaffiliated customer accounted for grain operations sales of $85,900,000 in 1992. No unaffiliated customer accounted for more than 10% of sales and merchandising revenues in 1994 or 1993. Grain sales for export to foreign markets amounted to approximately $129,700,000 and $88,300,000, and $101,300,000 in 1994, 1993 and 1992, respectively.


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

      Name               Age             Position
Thomas H. Anderson       71   Chairman of the Board (1)* (2)* (3)*
Richard P. Anderson      65   Director; President and Chief Executive
                                Officer (1)* (2)* (3)*
Christopher J. Anderson  40   Vice President Business Development
                                Group (3)
Daniel T. Anderson       39   Director; General Merchandise Manager
                                Retail Group (3)
Donald E. Anderson       68   Director; Science Advisor (1)
Michael J. Anderson      43   Director; Vice President and General
                                Manager Retail Group (2)
Richard M. Anderson      38   Director; Vice President and General
                                Manager Industrial Products Group (2)
John F. Barrett          45   Director
Joseph L. Braker         44   Vice President and General Manager
                                Agriculture Group (2)
Dale W. Fallat           50   Director; Vice President Corporate
                                Services (2)
Richard R. George        45   Corporate Controller and Principal
                                Accounting Officer (3)
Paul M. Kraus            62   Director (1)
Peter A. Machin          47   Vice President and General Manager Lawn
                                Products Group (1)
Beverly J. McBride       53   General Counsel and Corporate
                                Secretary (2)
Rene C. McPherson        70   Director (2)
Donald M. Mennel         76   Director (1) (3)
Larry D. Rigel           53   Vice President Marketing (1)
Janet M. Schoen          35   Director (2)
Gary L. Smith            49   Corporate Treasurer (1)

(1) Member of Nominating and Advisory Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee
 *  Denotes Ex-officio member

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

John F. Barrett - He has served in various capacities at The Western and Southern Life Insurance Company, including Executive Vice President and Chief Financial Officer and President and Chief Operating Officer, and currently serves as Chief Executive Officer. He is a director of Cincinnati Bell, Inc. and Fifth Third Bancorp. He was elected a Director of the Corporation in 1992.

Joseph L. Braker - Began his employment with the Partnership in 1968. He held several positions within the Grain area and in 1988, he was named Group Vice President Grain. In 1990, he was named Vice President and General Manager Ag Products Group and in February 1994 he was named Vice President and General Manager Agriculture Group. He served as a General Partner of The Andersons from 1985 to 1987.

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

Summary Compensation Table
                                  Annual Compensation       All Other
    Name and Position           Year   Salary     Bonus   Compensation (a)
  Richard P. Anderson           1994  $335,000  $202,500       $4,620
    President and Chief         1993   308,333   150,000        4,497
    Executive Officer           1992   286,666    60,000        4,300

  Thomas H. Anderson            1994   226,667   125,000        4,620
    Chairman of the Board       1993   206,669    90,000        4,497
                                1992   190,004    35,000        4,364

  Joseph L. Braker              1994   224,071   150,000        4,620
    Vice President and General  1993   194,634    70,000        4,497
    Manager Agriculture Group   1992   181,408    30,000        4,364

  Michael J. Anderson           1994   200,765   100,000        4,620
    Vice President and General  1993   161,962   100,000        4,497
    Manager Retail Group        1992   146,978    30,000        4,364

  Larry Rigel                   1994   171,981    25,000        4,620
    Vice President Marketing    1993   162,558    15,000        4,497
                                1992   151,924    30,000        4,364

(a) Corporation's matching contributions to its 401(k) retirement plan.

Pension Plan

     The Corporation has a Defined Benefit Pension Plan (the "Pension Plan") which covers substantially all permanent and regular part-time employees. The amounts listed in the table below are payable annually upon retirement at age 65 or older. A discount of six percent per year is applied for retirement before age 65. The pension benefits are based on a single-life annuity and have been reduced for Social Security covered compensation. The compensation covered by the Pension Plan is equal to the employees' base pay, which in the Summary Compensation Table is the executive's salary, but beginning in 1989, was limited by the Internal Revenue Code to $200,000, adjusted for inflation, and beginning in 1994 is limited to $150,000, which will also be adjusted for inflation in future years. Each of the named executives has seven years of credited service.

     Average          Approximate Annual Retirement Benefit Based
     Five-Year            Upon the Indicated Years of Service
   Compensation          5 Years   10 Years  15 Years  25 Years
     $ 50,000            $ 3,142   $ 6,284   $ 9,427   $ 15,711
      100,000              6,892    13,784    20,677     34,461
      150,000             10,642    21,284    31,927     53,211
      200,000             14,392    28,784    43,177     71,961
      250,000             18,142    36,284    54,427     90,711


Directors' Fees

     Directors who are not employees of the Corporation and who are not members of the Anderson family receive an annual retainer of $15,000. Directors who are not employees of the Corporation receive a fee of $1,000 for each Board Meeting attended. There are three committees of the Board of
Directors: the Audit Committee; the Nominating and Advisory Committee; and the Compensation Committee. The chairman of these committees receives a retainer of $3,000 provided they are not an employee of the Corporation, and members of the committees who are not employees of the Corporation receive $750 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee includes the following executive officers and directors: Michael J. Anderson, Richard M. Anderson, Richard P. Anderson (ex officio), Thomas H. Anderson (ex officio), Dale W. Fallat, Joseph L. Braker, Beverly J. McBride, Rene C. McPherson (chairman), and Janet M. Schoen. In addition, Charles E. Gallagher, Director of Personnel, is an ex officio member of the committee.

Certain Transactions - Alshire-Columbus:

     The Partnership and certain of the directors and executive officers of the Corporation were limited partners in Alshire-Columbus Limited Partnership ("Alshire-Columbus"), an Ohio limited partnership, which owned the Partnership's Brice General Store in Columbus, Ohio. The store was leased to the Partnership by Alshire-Columbus at an annual base rental of $732,000.

     The Partnership contributed the land, at its cost ($1,367,000), for its original limited partner interest. The other limited partners of Alshire-Columbus contributed $1,450,000, representing 35 limited partnership units. None of the directors and executive officers of the Corporation or their family members owned more than one limited partnership unit, except for Richard P. Anderson, who owned two units.

     In the aggregate, 8 3/4 units were owned by directors and executive officers of the Corporation, and their family members owned an additional four units. The general partner of Alshire-Columbus experienced difficulties in refinancing the real property after the original seven year term of their note. During 1994, The Andersons obtained an independent appraisal of the property valued at $8.5 million and made an offer to purchase the property for that price. The initial lease term was scheduled to expire in 2000. The limited partners of Alshire-Columbus accepted the purchase offer from The Andersons. According to the partnership agreement, upon the sale of the real estate The Andersons received a preferential distribution from the proceeds of the sale equal to the original cost of the land contributed by The Andersons. The remaining proceeds from the sale, after payment of the debt and return of capital to limited partners, was distributed according to the partnership agreement which was 75% to the limited partners; 24% to The Andersons, as original limited partner; and 1% to the general partner. Each limited partner received approximately $33,400 per unit held from the proceeds of the sale.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) No Limited Partner beneficially owns as much as 5% of the Partnership's total capital. As of March 1, 1995, the descendants of Harold and Margaret Anderson, founders of the Partnership, beneficially held Partnership capital in the aggregate amount of $45,849,956, constituting 72% of the Partnership's total capital of $64,029,765 as of that date. All capital amounts as of March 1, 1995 are before the allocation of Partnership income for 1995. The Anderson family members also own a total of 80% of the Class
          A (non-voting) Shares and 78% of the outstanding Class B (voting) Shares of the Corporation.

     (c) The Partnership knows of no arrangements which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

Management Agreement

     The Corporation provides all personnel and management services to the Partnership pursuant to a Management Agreement. The fee paid to the Corporation for its services is an amount equal to (a) the salaries and cost of all employee benefits, and other normal employee costs, paid or accrued on behalf of the Corporation's employees who furnish services to the Partnership,
(b) reimbursable expenses incurred by the Corporation in connection with its services to the Partnership, or on the Partnership's behalf, and (c) an amount equal to $5,000 for each 1% of return on partners' capital up to a 15% annual return on partners' capital, plus $7,500 for each 1% of return on partners' capital between 15% and 25%, plus $10,000 for each 1% of return on partners' capital greater than a 25% annual return to cover that part of the Corporation's general overhead which is attributable to Partnership services and to provide an element of profit to the Corporation. The management fee incurred by the Partnership in 1994 totaled $70,394,855. See Note 2 to the Partnership's Consolidated Financial Statements. Management believes that the amount of the management fee paid to the Corporation is as favorable to the Partnership as it would be if paid to an unaffiliated third party providing similar management services. In this connection, approximately 85% of the limited partners in the Partnership are also shareholders in the Corporation and no one may own shares in the Corporation unless they are a limited partner in the Partnership. In addition to the fee payable to the Corporation, the Management Agreement also provides for certain other customary terms and conditions, including termination rights, and requires the Corporation to make its books and records available to the Partnership for inspection at reasonable times.

Sublease Arrangement

     The office building utilized by the Partnership is leased by the Corporation from an unaffiliated lessor under a net lease expiring in 2000. The Partnership subleases approximately 90% of the building from the Corporation and pays the Corporation rent for the space it occupies. Under the terms of the sublease, the Partnership also is responsible for insurance, utilities, taxes, general maintenance, snow removal, lawn care and similar upkeep expenses for the entire building. The Corporation reimburses the Partnership for management and maintenance of the building, including the space it does not occupy. The amount paid by the Partnership to the Corporation for the portion of the building occupied by the Partnership is designed to reimburse the Corporation for its equivalent cost under the Corporation's lease. In 1994, the rental payments made by the Partnership to the Corporation, net of the reimbursement for management and maintenance of the building was $635,714, which is included in the total management fee referred to under "Management Agreement" above. See Note 2 to the Partnership's Consolidated Financial Statements.

Alshire-Columbus

     See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation - Certain Transactions - Alshire-Columbus."


                                    PART IV


Item 14.  Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following consolidated financial statements of the registrant are included in Item 8:

                                                                     Page
          Report of Independent Auditors.............................. 14
          Consolidated Statements of Income - years ended
            December 31, 1994, 1993 and 1992.......................... 15
          Consolidated Balance Sheets - December 31, 1994 and 1993.... 16
          Consolidated Statements of Cash Flows - years ended
            December 31, 1994, 1993 and 1992.......................... 17
          Consolidated Statements of Changes in Partners' Capital
            - years ended December 31, 1994, 1993 and 1992............ 18
          Notes to Consolidated Financial Statements.................. 19

    (2) The following consolidated financial statement schedule is included in Item 14(d):

      II. Consolidated Valuation and Qualifying Accounts - years ended December 31, 1994, 1993 and 1992.................... 34

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)   Exhibits:

          3(a) Certificate of Limited Partnership filed by the Partnership on January 9, 1995 with the Secretary of the State of Ohio.

          3(b) The Andersons Partnership Agreement, dated as of January 1, 1994. (Incorporated by reference to the Partnership's Form 10-K dated December 31, 1993.)

          4(a) Form of Indenture dated as of October 1, 1985, between the Registrant and Ohio Citizens Bank, as Trustee. (Incorporated by reference to Exhibit 4(a) in Registration Statement No. 33-819.)

          4(b)(i) The Thirteenth Supplemental Indenture dated as of January 1, 1994, between The Andersons and Fifth Third Bank of Northwestern Ohio, N.A., successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to the Partnership's Form 10-K dated December 31, 1993.)

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

          22 Subsidiaries of The Andersons. (Incorporated by Reference to the Partnership's Form 10-K dated December 31, 1993.)

          23        Consent of Independent Auditors

          28        Anderson Foundation Declaration of Trust, as amended.
                    (Incorporated by reference to Exhibit 28 to Registrants Form 10-K dated December 31, 1992.)

* Management contract or compensatory plan.

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



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 23rd day of March, 1995.

                              THE ANDERSONS (Registrant)

                              By The Andersons Management Corp.
                                 (General Partner)



                              By /s/Richard P. Anderson
                                 Richard P. Anderson
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as Directors of the General Partner and on behalf of the Registrant on the 23rd day of March, 1995.

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




                         SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        THE ANDERSONS AND SUBSIDIARIES

                                                           Additions
                                       Balance at   Charged to      Charged to                      Balance
                                       Beginning    Costs and     Other Accounts   Deductions       at End
        Description                    of Period    Expenses        - Describe     - Describe      of Period
Allowance for doubtful accounts
  receivable:
    Year ended December 31, 1994       $1,178,000   $2,682,904      $    -0-      $1,568,904 (1)   $2,292,000

    Year ended December 31, 1993          775,000      909,724           -0-         506,724 (1)    1,178,000

    Year ended December 31, 1992          487,000      763,677           -0-         475,677 (1)      775,000

(1)  Uncollectible accounts written off, net of recoveries




                                 EXHIBIT INDEX
                                 THE ANDERSONS


Exhibit
Number

3(a) Certificate of Limited Partnership filed by the Partnership January 9, 1995 with the Secretary of the State of Ohio.

23        Consent of Independent Auditors