Form 10-Q
period 1995-03-31
ANDERSONS
filed 1995-05-12
CIK 6474

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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

                                 Yes  X  No

The registrant is a limited partnership and has no voting stock. Because of transfer restrictions contained in the partnership agreement, there is no market for any partnership interest in the registrant.


                                 THE ANDERSONS
                                     INDEX

                                                                   Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets -
         March 31, 1995 and December 31, 1994. . . . . . . . . . . . . . .3

       Condensed Consolidated Statements of Income -
         Three months ended March 31, 1995 and 1994. . . . . . . . . . . .5

       Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1995 and 1994. . . . . . . . . . . .6

       Notes to Condensed Consolidated Financial Statements. . . . . . . .7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . . . . .8


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 10

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                THE ANDERSONS
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                March 31      December 31
                                                 1995             1994
CURRENT ASSETS
  Cash and cash equivalents                  $    790,624     $  6,186,695

  Accounts Receivable:
     Trade accounts - net                      57,926,366       55,157,316
     Margin deposits                            8,012,297        7,034,058
                                               65,938,663       62,191,374

  Inventories:
     Grain                                    111,827,468      113,554,519
     Agricultural fertilizer and supplies      30,567,779       21,110,719
     Merchandise                               38,793,663       32,240,845
     Lawn and corn cob products                17,255,273       20,992,385
     Other                                     13,692,072       10,736,558
                                              212,136,255      198,635,026

  Prepaid expenses                              1,392,933          899,268
     TOTAL CURRENT ASSETS                     280,258,475      267,912,363

OTHER ASSETS
  Investments in and advances to affiliates     1,244,322        1,591,673
  Notes receivable (net) and other assets       3,192,798        3,083,583
     TOTAL OTHER ASSETS                         4,437,120        4,675,256

PROPERTY, PLANT AND EQUIPMENT
  Land                                         13,051,374       13,063,330
  Land improvements and leasehold
     improvements                              22,577,115       22,569,686
  Buildings and storage facilities             71,814,401       71,700,138
  Machinery and equipment                      87,919,079       87,308,030
  Construction in progress                      2,462,145        1,387,362
                                              197,824,114      196,028,546
  Less allowances for depreciation and
     amortization                             119,912,794      118,432,043
     NET PROPERTY, PLANT AND EQUIPMENT         77,911,320       77,596,503

                                             $362,606,915     $350,184,122

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


                                 THE ANDERSONS
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                                  (UNAUDITED)

                                               March 31       December 31
                                                 1995             1994
CURRENT LIABILITIES
  Notes payable                              $121,400,000     $ 50,000,000
  Accounts payable for grain                   29,887,160       83,843,840
  Other accounts payable                       53,722,850       60,990,810
  Amounts due General Partner                   5,199,966        4,700,699
  Accrued expenses                              7,507,683        7,708,295
  Current maturities of long-term debt          5,384,000        3,615,000
     TOTAL CURRENT LIABILITIES                223,101,659      210,858,644

LONG-TERM DEBT
  Note payable, 7.84%, payable
     quarterly, ($75,000 through 10/97,
     $398,000 thereafter) due 2004             14,775,000       14,850,000
  Note payable, variable rate (7.6875%
     at 3/31/95) payable $800,000
     annually, due 1997                         6,000,000        6,000,000
  Notes payable relating to revolving
     credit facility, variable rate
     (7.1% at 3/31/95), due 1996               10,000,000       10,000,000
  Note payable, variable rate (6.9375%
     at 3/31/95), payable monthly
     through 7/5/96                             4,523,579        4,661,089
  Other notes payable                             793,063          795,686
  Industrial development revenue bonds:
     6.5% due 1999                              4,400,000        4,400,000
     Variable rate (6.03% at 3/31/95),
       due 1995 to 2004                         8,114,000        8,114,000
     Variable rate (3.879% at 3/31/95),
       due 2025                                 3,100,000        3,100,000
  Debenture bonds:
     9.2% to 10%, due 1995 and 1996             6,087,000        6,088,000
     6.5% to 8%, due 1997 to 2000               5,680,000        5,530,000
     10% due 1997 and 1998                      2,117,000        2,117,000
     10% due 2000 and 2001                      2,742,000        2,742,000
     7.5% to 8.7%, due 2002 to 2005             5,715,000        5,590,000
  Other bonds, 4% to 10%                          855,695          844,533
                                               74,902,337       74,832,308
  Less current maturities of long-term debt     5,384,000        3,615,000
     TOTAL LONG-TERM DEBT                      69,518,337       71,217,308

AMOUNT DUE GENERAL PARTNER                      3,274,554        3,059,742
MINORITY INTEREST                                 979,221        1,070,878
PARTNERS' CAPITAL
  General partner                                 998,462          969,376
  Limited partners                             64,734,682       63,008,174
     TOTAL PARTNERS' CAPITAL                   65,733,144       63,977,550
                                             $362,606,915     $350,184,122

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.


                                 THE ANDERSONS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months
                                                    Ended March 31
                                                 1995             1994

  Grain sales and revenues                   $104,774,101     $132,669,980
  Fertilizer, retail and other sales           98,235,499       86,028,579
  Other income                                    583,921          645,771
                                              203,593,521      219,344,330

  Cost of grain sales and revenues             93,773,281      125,116,012
  Cost of fertilizer, retail and
     other sales                               73,520,178       62,741,785
                                              167,293,459      187,857,797
     GROSS PROFIT                              36,300,062       31,486,533
  Operating, administrative and
     general expenses                          31,235,697       27,300,216
  Interest expense                              3,141,696        2,100,950
                                               34,377,393       29,401,166
     NET INCOME - Note B                     $  1,922,669     $  2,085,367

Allocation of income:
  To general partner                         $     29,086     $     28,938
  To limited partners                           1,893,583        2,056,429
                                             $  1,922,669     $  2,085,367

Income allocation per $1,000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C          $ 64,079,086     $ 54,901,354
     Income allocation per $1,000            $         30     $         38

See notes to condensed consolidated financial statements.


                                 THE ANDERSONS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Three Months
                                                    Ended March 31
OPERATING ACTIVITIES                             1995             1994
  Net income                                 $  1,922,669     $  2,085,367
  Adjustments to reconcile net income
     to net cash used in operating
     activities:
       Depreciation and amortization            2,179,685        1,878,894
       Amortization of deferred gain                    -          (34,283)
       Minority interest in net income of
          subsidiaries                            (43,207)          (6,078)
       Payments to minority interests             (48,450)        (222,052)
       Provision for losses on receivables,
          investments and other assets            199,746           90,320
       Gain on sale of property, plant and
          equipment                               (37,997)        (227,730)
       Changes in operating assets
          and liabilities:
          Accounts receivable                  (3,947,035)      13,461,532
          Inventories                         (13,501,229)      20,258,206
          Prepaid expenses and other assets      (571,105)        (395,028)
          Accounts payable for grain          (53,956,680)     (64,512,873)
          Other accounts payable and
            accrued expenses                   (6,754,493)       2,532,081
NET CASH USED IN OPERATING ACTIVITIES         (74,558,096)     (25,091,644)

INVESTING ACTIVITIES
  Purchases of property, plant, equipment (2,464,617) (2,302,893) Proceeds from sale of property, plant
     and equipment                                 73,688          404,183
  Payments from (advances to) affiliates          250,000         (665,000)
NET CASH USED IN INVESTING ACTIVITIES          (2,140,929)      (2,563,710)

FINANCING ACTIVITIES
  Net increase in short-term borrowings        71,400,000       25,500,000
  Proceeds from issuance of long-term debt     10,293,009        5,562,215
  Payments of long-term debt                  (10,222,980)      (3,088,201)
  Payments to partners and other deductions
     from capital accounts                     (1,243,575)      (1,586,784)
  Capital invested by partners                  1,076,500          733,675
NET CASH PROVIDED BY FINANCING ACTIVITIES      71,302,954       27,120,905

DECREASE IN CASH AND CASH EQUIVALENTS          (5,396,071)        (534,449)
  Cash and cash equivalents at beginning
     of year                                    6,186,695        3,936,955
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    790,624     $  3,402,506
  Noncash Investing and Financing Activities:
  Assumption of long-term debt in purchase
     of property, plant and equipment                         $  5,216,918

See notes to condensed consolidated financial statements.


                                   THE ANDERSONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

          The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

Note B - No provision has been made for federal income taxes on the Partnership's net income since such amounts are includable in the federal income tax returns of its partners.

          Provision for federal income taxes is made on the net income or loss of the Partnership's corporate subsidiaries, but is insignificant.

Note C - The Partnership Agreement of the Registrant reflects each partner's invested capital as of the beginning of each year. Partners' capital used in determining the allocation of net income per $1,000 of partners' capital is weighted to reflect cash distributions made to partners during the year. The indicated allocations for the three-month periods ended March 31, 1995 and 1994 are the allocations which would have been made had such periods constituted an entire fiscal year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Partners' capital in The Andersons (the "Partnership") at March 31, 1995 was $65.7 million, up $1.8 million from December 31, 1994. Net income in the first quarter added $1.9 million to partners' capital and new equity of $1,077,000 was received at the beginning of the quarter. Decreases to partners'capital included distributions to partners of $693,000 and equity withdrawals of $550,000. Additional quarterly cash distributions of approximately $224,000 are expected to be paid beginning in June 1995. A final 1994 tax distribution of approximately $1.8 million was paid in April 1995 and a quarterly tax distribution of approximately $799,000 was also paid in April. Additional quarterly tax distributions of approximately the same amount are expected to be paid beginning in June 1995. The remaining cash and tax distributions are discretionary and can be discontinued or eliminated if operating results are insufficient to warrant payment. Withdrawals of capital in 1995 are not expected to be significant.

    Short-term lines of credit available at December 31, 1994 were $207 million. Because the Partnership actively manages the payment of fees on its available lines of credit, it reduced those few lines on which fees are charged during the first quarter. Total available lines at March 31, 1995 were $167 million. Typically, the Partnership's highest borrowing occurs in the first quarter due to seasonal inventory requirements in several of the Partnership's businesses, credit sales in the lawn products and agricultural fertilizer and supply business and a customary reduction in grain payables due to customer cash needs and market strategies. The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. In management's opinion, the Partnership's liquidity is adequate to meet short-term and long-term needs.

    The Partnership sold $277,000 of new Five-Year and Ten-Year debentures in the first quarter. Although the Partnership does not anticipate additional sales in the second quarter, it may offer bonds in the future.

    On May 1, 1995, subsequent to the period covered by this Report, The Andersons Management Corp., an Ohio corporation and the sole general partner of the Partnership (the "General Partner"), filed a Registration Statement on Form S-4 (File No. 33-58963) with the Securities and Exchange Commission with respect to a proposed merger of the Partnership with and into the General Partner and certain other related matters. The primary purpose of the proposed merger and certain of the related matters is to permit a public offering of common shares of the General Partner, as the surviving entity, at a date to be determined by the General Partner. The General Partner currently anticipates that, if the merger is approved by the shareholders of the General Partner and the limited partners of the Partnership, the public offering will occur in the fall of 1995.

    Capital expenditures, primarily equipment, totaled $2.5 million in the first quarter of 1995 and are expected to be approximately $24 million for the calendar year. Additional expenditures anticipated in 1995 include $2 million for the purchase of a grain facility currently under lease, $1.5 million for retail farm center acquisitions, $2.6 million for additional storage capacity, $1.9 million for general store renovations and $1.4 million for information systems improvements. The Partnership expects to fund these capital expenditures from cash generated from operations and additional long-term debt or new equity. If these funding sources are not sufficient, capital expenditures will be curtailed.

Results of Operations

Comparison of the Partnership's three months ended March 31, 1995 with the three months ended March 31, 1994

    Net income in the first quarter of 1995 was $1.9 million, slightly less than the 1994 first quarter income of $2.1 million. Revenues were $204 million, down from $219 million in the first quarter of 1994. Interest expense was up due to an increase in short-term and long-term debt and higher interest rates. Operating, administrative and general expenses were up 14.4%, with most of the increase coming from expanded operations, including two new grain facilities and two new ag fertilizer facilities opened after the first quarter of 1994.

    The Agriculture Group (including grain and agricultural fertilizer and supplies) experienced a 12% decrease in sales and merchandising revenues from 1994 but a 32% increase in gross profit. Sales of grains were $99 million in the first quarter of 1995, down $28 million from the first quarter of 1994. The average selling price was $3.17 per bushel, down from $4.04 per bushel in the first quarter of last year. This decrease in price reflects a reduction in the percent of soybean bushels to total bushels sold as soybean prices are approximately twice that of corn and wheat. The number of bushels sold increased by 90% and margins were also up. The income earned from holding owned grain increased by $300,000 from the level of income experienced in 1994. Drying and mixing income decreased slightly. Storage income was down 5% in the first quarter and this trend should continue into the second quarter as bushels held in storage at the end of the quarter were two-thirds that of a year ago. Overall, merchandising revenues were up 2% from last year. Gross profit from the grain area was up $3.4 million or 46% in the first quarter of 1995 due to the large increase in volume of bushels sold and a smaller increase in margins.

    In agricultural fertilizer and supply, sales were $36 million, up $8 million from a year ago. Wholesale sales of fertilizer products accounted for almost all of the sales increase. Volume was up 14% and selling prices were up 13%. Margins were down slightly in the first quarter of 1995 due to increased material costs. Retail sales were up $1.2 million due primarily to the opening of three new retail farm centers. Sales of agricultural supplies were down approximately $400,000. Gross profit on sales of agricultural products was up 9% for the quarter due primarily to the wholesale volume increase.

    Sales in the retail area were $31 million in the first quarter of 1995 compared to $31.6 million last year. Sales in the Columbus market were unchanged and sales in the Toledo market were up 1%. Sales in the Lima store were down 1.6%. As a result of a 3% increase in margins, gross profit in the retail area was up 1%.

    Sales of lawn care products were $19 million, up $3 million from the first quarter of last year. Tons sold increased by about 11% while average selling prices increased by about 8%. Increased material costs, however, limited the gross profit increase to 3%. In the industrial products area, sales were up 20% from the first quarter of 1994 and volume was up about 4%. Gross profit was up 18% due to the volume and sales increase and a shift in product mix. Average sales price increased 10%. In other businesses, sales were unchanged from the prior year. Gross profit in the other businesses was up about 16% due primarily to the rail division.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1995.


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

                             THE ANDERSONS
                             (Registrant)

                              By THE ANDERSONS MANAGEMENT CORP.
                                   (General Partner)



Date:  May 12, 1995             By /s/Richard P. Anderson
                                Richard P. Anderson
                                 President and Chief Executive
                                  Officer



Date:  May 12, 1995             By /s/Richard R. George
                                Richard R. George
                                 Corporate Controller (Principal
                                  Accounting Officer)