Form 10-Q
period 1995-06-30
ANDERSONS
filed 1995-08-10
CIK 6474

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

                                 THE ANDERSONS

                                     INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets -
         June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . 3


       Condensed Consolidated Statements of Income -
         Three months ended June 30, 1995 and 1994 . . . . . . . . . . . . . 6

         Six months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . 7


       Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . 8


       Notes to Condensed Consolidated Financial Statements. . . . . . . . .10

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . . . . . . .11


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 THE ANDERSONS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                               June 30         December 31
                                                 1995             1994
CURRENT ASSETS
  Cash and cash equivalents                  $  2,397,407     $  6,186,695
  Accounts Receivable:
     Trade accounts - net                      46,988,772       55,157,316
     Margin deposits                           13,352,873        7,034,058
                                               60,341,645       62,191,374

  Inventories:
     Grain                                     64,395,623      113,554,519
     Agricultural fertilizer and supplies      15,869,227       21,110,719
     Merchandise                               35,312,934       32,240,845
     Lawn and corn cob products                13,078,042       20,992,385
     Other                                     15,737,279       10,736,558
                                              144,393,105      198,635,026

  Prepaid expenses                              1,001,031          899,268
     TOTAL CURRENT ASSETS                     208,133,188      267,912,363

OTHER ASSETS
  Investments in and advances to affiliates     1,415,646        1,591,673
  Notes receivable (net) and other assets       4,521,368        3,083,583
     TOTAL OTHER ASSETS                         5,937,014        4,675,256

PROPERTY, PLANT AND EQUIPMENT
  Land                                         13,329,838       13,063,330
  Land improvements and leasehold
     improvements                              23,017,626       22,569,686
  Buildings and storage facilities             75,858,962       71,700,138
  Machinery and equipment                      95,524,729       87,308,030
  Construction in progress                      3,025,335        1,387,362
                                              210,756,490      196,028,546
  Less allowances for depreciation and
     amortization                             127,670,663      118,432,043
     NET PROPERTY, PLANT AND EQUIPMENT         83,085,827       77,596,503

                                             $297,156,029     $350,184,122

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                                  (UNAUDITED)

                                                June 30        December 31
                                                 1995             1994
CURRENT LIABILITIES
  Notes payable                              $ 75,207,850     $ 50,000,000
  Accounts payable for grain                   21,393,065       83,843,840
  Other accounts payable                       42,781,882       60,990,810
  Amounts due General Partner                   5,354,549        4,700,699
  Accrued expenses                              7,073,523        7,708,295
  Current maturities of long-term debt          6,707,000        3,615,000
     TOTAL CURRENT LIABILITIES                158,517,869      210,858,644

LONG-TERM DEBT
  Note payable, 7.84%, payable
     quarterly, ($75,000 through 10/97,
     $398,000 thereafter) due 2004             14,700,000       14,850,000
  Note payable, variable rate (7.6875% at
     6/30/95) payable $800,000 annually,
     due 1997                                   5,600,000        6,000,000
  Notes payable relating to revolving
     credit facility, variable rate
     (6.8375% at 6/30/95), due 1996            10,000,000       10,000,000
  Note payable, variable rate (7.875%
     at 6/30/95), payable monthly
     through 7/5/96                             4,392,034        4,661,089
  Other notes payable                           1,175,756          795,686
  Industrial development revenue bonds:
     6.5% due 1999                              4,400,000        4,400,000
     Variable rate (6.03% at 6/30/95),
       due 1995 to 2004                         8,114,000        8,114,000
     Variable rate (3.855% at 6/30/95),
       due 2025                                 3,100,000        3,100,000
  Debenture bonds:
     9.2% to 10%, due 1995 and 1996             6,087,000        6,088,000
     6.5% to 8%, due 1997 to 2000               5,821,000        5,530,000
     10% due 1997 and 1998                      2,117,000        2,117,000
     10% due 2000 and 2001                      2,740,000        2,742,000
     7.5% to 8.7%, due 2002 to 2005             5,726,000        5,590,000
  Other bonds, 4% to 10%                          844,513          844,533
                                               74,817,303       74,832,308
  Less current maturities of long-term debt     6,707,000        3,615,000
     TOTAL LONG-TERM DEBT                      68,110,303       71,217,308

                                 THE ANDERSONS
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                                  (UNAUDITED)


                                                June 30        December 31
                                                 1995             1994

DEFERRED INCOME TAX                               689,200                -
AMOUNT DUE GENERAL PARTNER                      3,521,765        3,059,742
MINORITY INTEREST                                 891,610        1,070,878
PARTNERS' CAPITAL
  General partner                               1,039,315          969,376
  Limited partners                             64,385,967       63,008,174
     TOTAL PARTNERS' CAPITAL                   65,425,282       63,977,550
                                             $297,156,029     $350,184,122

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    Three Months
                                                    Ended June 30
                                                 1995             1994

  Grain sales and revenues                   $132,413,222     $ 98,160,444
  Fertilizer, retail and other sales          123,406,027      132,216,690
  Other income                                    967,984          654,152
                                              256,787,233      231,031,286

  Cost of grain sales and revenues            127,342,177       91,877,261
  Cost of fertilizer, retail and
     other sales                               91,427,442       96,096,516
                                              218,769,619      187,973,777
     GROSS PROFIT                              38,017,614       43,057,509

  Operating, administrative and
     general expenses                          32,249,569       31,053,598
  Interest expense                              3,166,541        1,963,720
                                               35,416,110       33,017,318
     NET INCOME - Note B                     $  2,601,504     $ 10,040,191

Allocation of income:
  To general partner                         $     41,069     $    142,628
  To limited partners                           2,560,435        9,897,563
                                             $  2,601,504     $ 10,040,191

Income allocation per $1,000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C          $ 61,404,765     $ 52,799,040
     Income allocation per $1,000            $         42     $        190

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Six Months
                                                    Ended June 30
                                                 1995             1994

  Grain sales and revenues                   $237,187,323     $230,830,424
  Fertilizer, retail and other sales          221,641,526      218,245,269
  Other income                                  1,551,906        1,299,923
                                              460,380,755      450,375,616

  Cost of grain sales and revenues            221,115,458      216,993,273
  Cost of fertilizer, retail and
     other sales                              164,947,620      158,838,301
                                              386,063,078      375,831,574
     GROSS PROFIT                              74,317,677       74,544,042

  Operating, administrative and
     general expenses                          63,485,267       58,353,814
  Interest expense                              6,308,237        4,064,670
                                               69,793,504       62,418,484
     NET INCOME - Note B                     $  4,524,173     $ 12,125,558

Allocation of income:
  To general partner                         $     69,939     $    171,566
  To limited partners                           4,454,234       11,953,992
                                             $  4,524,173     $ 12,125,558

Income allocation per $1,000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C          $ 62,706,044     $ 53,843,514
     Income allocation per $1,000            $         72     $        225

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six Months
                                                     Ended June 30
OPERATING ACTIVITIES                             1995             1994
  Net income                                 $  4,524,173     $ 12,125,558
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization            4,490,464        3,889,750
       Amortization of deferred gain                    -          (37,463)
       Minority interest in net income
          (loss) of subsidiaries                  (35,939)          66,694
       Payments to minority interests            (143,329)         (222,052)
       Provision for losses on receivables,
          investments and other assets            386,896          169,883
       Gain on sale of property, plant and
          equipment                              (340,842)        (222,866)
       Changes in operating assets
          and liabilities:
          Accounts receivable                   1,471,635       26,263,276
          Inventories                          54,241,921       90,427,464
          Prepaid expenses and other assets    (1,537,906)        (999,121)
          Accounts payable for grain          (62,450,775)     (66,996,779)
          Other accounts payable and
            accrued expenses                  (17,727,562)      (5,473,358)
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                     (17,121,264)      58,990,986

INVESTING ACTIVITIES
  Purchases of property, plant, equipment      (5,877,548)     (12,554,592)
  Proceeds from sale of investment                    -          1,679,215
  Proceeds from sale of property, plant
     and equipment                                489,460          815,236
  Business acquisition - net of cash           (1,426,431)               -
  Payments from (advances to) affiliates          100,000          (40,000)
NET CASH USED IN INVESTING ACTIVITIES          (6,714,519)     (10,100,141)

                                 THE ANDERSONS
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                                      Six Months
                                                     Ended June 30
                                                 1995             1994
FINANCING ACTIVITIES
  Net increase in short-term borrowings        23,519,389      (51,400,000)
  Proceeds from issuance of long-term debt     20,496,546       23,368,369
  Payments of long-term debt                  (20,892,999)      (6,296,319)
  Payments to partners and other deductions
     from capital accounts                     (4,412,411)      (4,088,401)
  Capital invested by partners                  1,335,970          733,675
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                20,046,495      (37,682,676)

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                               (3,789,288)      11,208,169
  Cash and cash equivalents at beginning
     of year                                    6,186,695        3,936,955
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  2,397,407     $ 15,145,124


Noncash Investing and Financing Activities:
  Acquisition of business
     Working capital - other than cash       $     90,015
     Property, plant and equipment (net)        4,095,525
     Short and long-term debt assumed          (2,069,909)
     Other long term liabilities assumed         (689,200)
       Net cash expended                     $  1,426,431

  Assumption of long-term debt in purchase
     of property, plant and equipment                         $  5,216,918

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A -In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods indicated have been made.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended Dec ember 31, 1994.

Note B -No provision has been made for federal income taxes on the Partnership's net income since such amounts are includable in the federal income tax returns of its partners.

         Provision for federal income taxes is made on the net income or loss of the Partnership's corporate subsidiaries, but is insignificant.

Note C -The Partnership Agreement of the Registrant reflects each partner's invested capital as of the beginning of each year. Partners' capital used in determining the allocation of net income per $1,000 of partners' capital is weighted to reflect cash distributions made to partners during the year. The indicated allocations for the three and six-month periods ended June 30, 1995 and 1994 are the allocations which would have been made had such periods constituted an entire fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Partners' capital in The Andersons (the "Partnership") at June 30, 1995 was $65.4 million, up $1.4 million from December 31, 1994. Net income in the first six months added $4.5 million to partners' capital and new equity of $1.3 million was received. Decreases to partners' capital included distributions to partners of $3.9 million and equity withdrawals of $550,000. Additional quarterly cash distributions of approximately $224,000 are expected to be paid in September and December. A final 1994 tax distribution of approximately $1.8 million was paid in April 1995 and quarterly tax distributions of approximately $800,000 were paid in April and $325,000 in June.

    In connection with the General Partner's registration statement as discussed in Item 5 of this document and contingent on its approval, the Partnership has adopted a distribution policy to govern cash and tax distributions and withdrawals of partner's capital. The Partnership will generally allow all Limited Partners to elect to receive any amounts contained in their capital account as withdrawals of capital prior to the merger if such election is received by November 15, 1995. Management will review all such notices and in the event that it determines that the aggregate amount of withdrawals requested exceeds the Partnership's ability to make such distributions, taking into consideration ongoing business needs for liquidity, the Partnership will distribute such amount as it deems consistent with the Partnership's liquidity needs to all requesting Limited Partners, pro rata based on the amount each Limited Partner has requested. The amount of such withdrawals will be distributed prior to December 31, 1995.

    Short-term lines of credit available at December 31, 1994 were $207 million. Total available lines at June 30, 1995 were $285 million, of which $75 million was used. Typically, the Partnership's highest borrowing occurs in the spring due to seasonal inventory requirements in several of the Partnership's businesses, credit sales in the lawn products and agricultural fertilizer and supply business and a customary reduction in grain payables due to customer cash needs and market strategies. The highest borrowing against the short-term lines was $134.5 million and occurred in late March. The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. In management's opinion, the Partnership's liquidity is adequate to meet short-term and long-term needs.

    The Partnership sold $449,000 of new Five-Year and Ten-Year debentures in 1995. Although the Partnership does not anticipate additional sales in the remainder of the current year, it may offer bonds in the future.

    On May 1, 1995, the Partnership purchased all of the outstanding stock of Metamora Elevator Company, Inc. for $1.6 million in cash and $2.1 million in short and long-term debt assumed. The acquisition was accounted for as a purchase. In addition, the Partnership expended $5.6 million on other capital equipment and projects in the first six months. Total capital expenditures for 1995 are not expected to exceed $15 million. Additional expenditures anticipated in 1995 include approximately $1 million for additional storage capacity, $1.5 million for general store renovations and $.5 million for information systems improvements. The Partnership expects to fund these capital expenditures from cash generated from operations and additional long-term debt or new equity. Capital expenditures have been curtailed from the original 1995 plan of $24 million and could be further reduced if necessary.

Results of Operations

Comparison of the Partnership's three months ended June 30, 1995 with the three months ended June 30, 1994:

    Net income in the second quarter of 1995 was $2.6 million, significantly lower than the 1994 second quarter income of $10 million, due primarily to weather-related factors. Revenues were $256 million, up from $231 million in the second quarter of 1994. Interest expense was up due to an increase in short-term debt and higher interest rates. Operating, administrative and general expenses were up 3.9%, with most of the increase coming from expanded operations, including one new grain facility opened after the second quarter of 1994.

    The Agriculture Group (including grain, wholesale agricultural fertilizer and retail fertilizer and supplies) experienced a 17% increase in sales and merchandising revenues from 1994 but a 24% decrease in gross profit. Sales of grains were $128 million in the second quarter of 1995, up $35 million from the second quarter of 1994. The average selling price was $3.49 per bushel, down from $3.55 per bushel in the second quarter of last year. This decrease in price reflects a reduction in the percent of soybean bushels to total bushels sold as soybean prices are approximately twice that of corn and wheat and a decrease in the soybean average selling price from 1994 to 1995. The number of bushels sold increased by 10%, however margins were down significantly. The income earned from holding owned grain was unchanged from the level of income experienced in 1994. Income from drying and mixing was negligible compared with $100,000 in the second quarter of 1994. Storage income was down 24% in the second quarter. Overall, merchandising revenues were down 8% from last year. Gross profit from the grain area was also down by $1.2 million or 19% in the second quarter of 1995.

    In agricultural fertilizer and supply, sales were $45 million, down $8 million for the second quarter as compared to the prior year. Wholesale sales of fertilizer products accounted for almost all of the sales decrease. Volume was down 37% and selling prices were up 11%. Margins were up in the second quarter of 1995 due to increased selling prices. Retail sales were up $3.4 million due primarily to the opening of three new retail farm centers. Sales of agricultural supplies were down approximately $120,000. Gross profit on sales of agricultural products was down 32% for the quarter due primarily to an unusual level of profit in 1994 on the sale of phosphate inventories purchased in 1993 when the market price of phosphate was depressed. In 1994, the market price of phosphate appreciated significantly and the Partnership liquidated its inventory, with most of the activity occurring in the second quarter.

    Sales in the retail area were $49 million in the second quarter of 1995 compared to $51 million last year. Sales in the Columbus market were down $1.1 million or 7%, sales at the Lima, Ohio store were up $270,000 or 6% and sales in the Toledo market were up 1%. As a result of a minimal increase in margins, along with decreased sales, gross profit in the retail area was down 2%.

    Sales of lawn care products were $16 million, down slightly from the second quarter of 1994. Tons sold decreased by about 4% while average selling prices increased by about 2%. Increased material costs were the primary cause of the 16% decrease in gross profit. In the industrial products area, sales were up 11% from the second quarter of 1994. Gross profit was up 7% due in part to an increase in the average sales price of approximately 15%. In other businesses, sales were up $500,000, a 7% increase from the second quarter of 1994. Gross profit in the other businesses was down about 8%. Both of these changes were due primarily to the rail division.

Comparison of the Partnership's six months ended June 30, 1995 with the six months ended June 30, 1994:

    Net income in the first six months of 1995 was $4.5 million, significantly lower than the net income of $12.1 million in the same period of 1994. Revenues were $460 million, up from $450 million in the second quarter of 1994. Interest expense w as up due to an increase in short-term debt and higher interest rates. Operating, administrative and general expenses were up 8.8%, with most of the increase coming from expanded operations, including two grain facilities opened during 1994.

    The Agriculture Group experienced a 2% increase in sales and merchandising revenues from 1994 and a 1% decrease in gross profit. Sales of grains were $227 million for the first six months of 1995, a 3% increase from the same period of 1994. The average selling price was $3.35 per bushel, down from $3.82 per bushel in 1994. A 17% (10 million bushel) increase in grain sales volume was concentrated primarily in wheat with a 9 million bushel increase, and corn with a 3 million bushel increase with the higher valued soybeans experiencing a 2 million bushel reduction in sales volume. In addition, the average soybean selling price dropped over a dollar from the first half of 1994 to the first half of 1995. Margins on grain increased 41%. The income earned from holding owned grain was up $300,000 or 8% from the level of income experienced in the first half of 1994. Income from drying and mixing was down $200,000 or 21%. Storage income was also down 13% for the first six months. Overall, merchandising revenues were down 2% from the prior year. Gross profit from the grain area was up by $2.2 million or 16% in the first half of 1995 as compared to the first half of 1994, resulting primarily from the increase in gross profit on put-thru grain.

    In agricultural fertilizer and supply, sales were $81 million, unchanged as compared to the prior year. Wholesale sales of fertilizer products accounted for a sales decrease of $3.4 million. Volume was down 16% and selling prices were up 11%. Margins were up 8% due to increased selling prices. Retail sales were up $4.5 million due primarily to the addition of three retail farm centers in the second quarter of 1994. Sales of agricultural supplies were down approximately $500,000. Gross profit on sales of agricultural products was down 20% for the six months due primarily to an unusual level of profit in 1994 on the sale of phosphate inventories purchased in 1993 when the market price of phosphate was depressed. In 1994, the market price of phosphate appreciated significantly and the Partnership liquidated its inventory, with most of the activity occurring in the second quarter.

    Sales in the retail area were $80 million in the first six months of 1995 compared to $81 million last year. Sales in the Columbus market were down $1.2 million or 5%, sales at the Lima, Ohio store were up $220,000 or 3% and sales in the Toledo market were up 1%. As a result of slightly improved margins along with decreased sales, gross profit in the retail area was down 1%.

    Sales of lawn care products were $36 million, up 11% from the first half of 1994. Tons sold increased by about 4% while average selling prices increased by about 5%. Increased material costs resulted in a 6% decrease in gross profit. In the industrial products area, sales were up 16% or $1 million. Gross profit was also up approximately 13% due to an average sales price increase of approximately 12%. In other businesses, sales were up $500,000, a 3% increase from the prior period. Gross profit in the other businesses was up about 3%. Both of these changes were due primarily to the rail division.

PART II.  OTHER INFORMATION

Item 5.  Other Information

    On August 9, 1995, subsequent to the period covered by this Report, The Andersons Management Corp., an Ohio corporation and the sole general partner of the Partnership (the "General Partner"), filed a Second Amendment to its Registration Statement on Form S-4 (File No. 33-58963) with the Securities and Exchange Commission with respect to a proposed merger of the Partnership with and into the General Partner and certain other related matters. The primary purpose of the merger is to simplify the organizational structure of the Partnership and the General Partner and allow current Shareholders and Limited Partners the potential for additional liquidity. The General Partner currently anticipates that, if the merger is approved by its shareholders and the limited partners of the Partnership, it will be effective as of January 1, 1996.

Item 6.  Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1995.


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

                             THE ANDERSONS
                             (Registrant)

                              By THE ANDERSONS MANAGEMENT CORP.
                                   (General Partner)


Date: August 10, 1995           By /s/Richard P. Anderson
                                Richard P. Anderson
                                President and Chief Executive
                                  Officer


Date: August 10, 1995            By /s/Richard R. George
                                 Richard R. George
                                 Corporate Controller (Principal
                                  Accounting Officer)