Form 10-Q
period 1995-09-30
ANDERSONS
filed 1995-11-13
CIK 6474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                                 THE ANDERSONS

                                     INDEX

                                                                   Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994. . . . . . . . . . 3


       Condensed Consolidated Statements of Income -
         Three months ended September 30, 1995 and 1994. . . . . . . 6

         Nine months ended September 30, 1995 and 1994 . . . . . . . 7


       Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1995 and 1994 . . . . . . . 8


       Notes to Condensed Consolidated Financial Statements. . . .  10

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . . . .  11


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  15

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 THE ANDERSONS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                              September 30     December 31
                                                  1995             1994
CURRENT ASSETS
  Cash and cash equivalents                  $  3,794,421     $  6,186,695
  Accounts Receivable:
     Trade accounts - net                      66,356,821       55,157,316
     Margin deposits                           28,805,202        7,034,058
                                               95,162,023       62,191,374

  Inventories:
     Grain                                     89,015,708      113,554,519
     Agricultural fertilizer and supplies      17,909,772       21,110,719
     Merchandise                               35,823,335       32,240,845
     Lawn and corn cob products                14,144,162       20,992,385
     Other                                     14,922,394       10,736,558
                                              171,815,371      198,635,026

  Prepaid expenses                              1,393,610          899,268
     TOTAL CURRENT ASSETS                     272,165,425      267,912,363

OTHER ASSETS
  Investments in and advances to affiliates       683,870        1,591,673
  Notes receivable (net) and other assets       4,054,995        3,083,583
     TOTAL OTHER ASSETS                         4,738,865        4,675,256

PROPERTY, PLANT AND EQUIPMENT
  Land                                         13,340,456       13,063,330
  Land improvements and leasehold
     improvements                              23,178,767       22,569,686
  Buildings and storage facilities             75,836,311       71,700,138
  Machinery and equipment                      96,169,818       87,308,030
  Construction in progress                      4,616,707        1,387,362
                                              213,142,059      196,028,546
  Less allowances for depreciation and
     amortization                             128,891,868      118,432,043
     NET PROPERTY, PLANT AND EQUIPMENT         84,250,191       77,596,503

                                             $361,154,481     $350,184,122

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                                  (UNAUDITED)

                                             September 30     December 31
                                                 1995             1994
CURRENT LIABILITIES
  Notes payable                              $100,307,850     $ 50,000,000
  Accounts payable for grain                   37,188,579       83,843,840
  Other accounts payable                       65,569,543       60,990,810
  Amounts due General Partner                   6,131,012        4,700,699
  Accrued expenses                              5,831,531        7,708,295
  Current maturities of long-term debt          8,161,000        3,615,000
     TOTAL CURRENT LIABILITIES                223,189,515      210,858,644

LONG-TERM DEBT
  Note payable, 7.84%, payable
     quarterly, ($75,000 through 7/97,
     $398,000 thereafter) due 2004             14,625,000       14,850,000
  Note payable, variable rate (6.475% at
     9/30/95) payable quarterly beginning
     10/97, due 2002                            5,600,000        6,000,000
  Notes payable relating to revolving
     credit facility, variable rate
     (6.4375% at 9/30/95), due 1997            16,000,000       10,000,000
  Note payable, variable rate (7.875% at
     9/30/95), payable quarterly beginning
     10/97, due 2002                            4,262,068        4,661,089
  Other notes payable                           1,087,194          795,686
  Industrial development revenue bonds:
     6.5% due 1999                              4,400,000        4,400,000
     Variable rate (5.8625% at 9/30/95),
       due 1995 to 2004                         7,232,600        8,114,000
     Variable rate (4.17% at 9/30/95),
       due 2025                                 3,100,000        3,100,000
  Debenture bonds:
     9.2% to 10%, due 1995 and 1996             6,074,000        6,088,000
     6.5% to 8%, due 1997 to 2000               5,815,000        5,530,000
     10% due 1997 and 1998                      2,117,000        2,117,000
     10% due 2000 and 2001                      2,704,000        2,742,000
     7.5% to 8.7%, due 2002 to 2005             5,689,000        5,590,000
  Other bonds, 4% to 10%                          851,129          844,533
                                               79,556,991       74,832,308
  Less current maturities of long-term debt     8,161,000        3,615,000
     TOTAL LONG-TERM DEBT                      71,395,991       71,217,308

                                 THE ANDERSONS
              CONDENSED CONSOLIDATED BALANCE SHEETS - (continued)
                                  (UNAUDITED)

                                              September 30     December 31
                                                 1995             1994
DEFERRED INCOME TAX                               689,200                -
AMOUNT DUE GENERAL PARTNER                      3,820,032        3,059,742
MINORITY INTEREST                                 907,537        1,070,878
PARTNERS' CAPITAL
  General partner                                 986,244          969,376
  Limited partners                             60,165,962       63,008,174
     TOTAL PARTNERS' CAPITAL                   61,152,206       63,977,550
                                             $361,154,481     $350,184,122

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     Three Months
                                                   Ended September 30
                                                 1995             1994
  Grain sales and revenues                   $190,299,764     $102,382,642
  Fertilizer, retail and other sales           89,089,828       81,800,645
  Other income                                    605,698          681,715
                                              279,995,290      184,865,002

  Cost of grain sales and revenues            181,203,902       96,120,326
  Cost of fertilizer, retail and
     other sales                               67,753,986       59,525,496
                                              248,957,888      155,645,822
     GROSS PROFIT                              31,037,402       29,219,180

  Operating, administrative and
     general expenses                          31,180,797       29,757,198
  Interest expense                              3,300,545        1,852,142
                                               34,481,342       31,609,340
     NET LOSS - Note B                       $ (3,443,940)    $ (2,390,160)

Allocation of loss:
  To general partner                         $    (53,071)    $    (34,244)
  To limited partners                          (3,390,869)      (2,355,916)
                                             $ (3,443,940)    $ (2,390,160)

Loss allocation per $1,000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C          $ 60,746,073     $ 51,906,327
     Loss allocation per $1,000              $        (57)    $        (46)

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Nine Months
                                                   Ended September 30
                                                 1995             1994
  Grain sales and revenues                   $427,487,087     $333,213,066
  Fertilizer, retail and other sales          310,731,354      300,045,914
  Other income                                  2,224,166        1,981,638
                                              740,442,607      635,240,618

  Cost of grain sales and revenues            402,319,359      313,113,599
  Cost of fertilizer, retail and
     other sales                              232,701,606      218,363,797
                                              635,020,965      531,477,396
     GROSS PROFIT                             105,421,642      103,763,222

  Operating, administrative and
     general expenses                          94,741,066       88,111,012
  Interest expense                              9,600,344        5,916,812
                                              104,341,410       94,027,824
     NET INCOME - Note B                     $  1,080,232     $  9,735,398

Allocation of income:
  To general partner                         $     16,868     $    139,480
  To limited partners                           1,063,364        9,595,918
                                             $  1,080,232     $  9,735,398

Income allocation per $1,000 of
  partners' capital:
     Weighted average capital for
       allocation purposes - Note C          $ 62,078,414     $ 53,174,736
     Income allocation per $1,000            $         17     $        183

See notes to condensed consolidated financial statements.

                                 THE ANDERSONS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Nine Months
                                                   Ended September 30
OPERATING ACTIVITIES                             1995             1994
  Net income                                 $  1,080,232     $  9,735,398
  Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization            6,844,749        5,925,201
       Amortization of deferred gain                    -          (40,643)
       Minority interest in net income
          (loss) of subsidiaries                  (20,012)         100,916
       Payments to minority interests            (143,329)        (222,052)
       Provision for losses on receivables,
          investments and other assets            619,571          396,242
       Gain on sale of property, plant and
          equipment                              (297,845)        (196,247)
       Changes in operating assets
          and liabilities:
          Accounts receivable                 (33,581,418)      18,357,423
          Inventories                          26,819,655       81,484,140
          Prepaid expenses and other assets     4,479,104       (1,871,034)
          Accounts payable for grain          (46,655,261)     (59,684,223)
          Other accounts payable and
            accrued expenses                   (1,160,159)      (8,463,985)
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                     (42,014,713)      45,521,136

INVESTING ACTIVITIES
  Purchases of property, plant, equipment      (9,348,527)     (17,881,575)
  Proceeds from sale of investment                    -          1,679,215
  Proceeds from sale of property, plant
     and equipment                                490,349          824,074
  Business acquisition - net of cash           (1,426,431)               -
  Payments from affiliates                        850,000          438,000
NET CASH USED IN INVESTING ACTIVITIES          (9,434,609)     (14,940,286)


                                 THE ANDERSONS
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                                      Nine Months
                                                   Ended September 30
                                                 1995             1994
FINANCING ACTIVITIES
  Net increase in short-term borrowings        48,619,389      (34,000,000)
  Proceeds from issuance of long-term debt     36,518,018       24,332,388
  Payments of long-term debt                  (32,174,783)     (16,664,973)
  Payments to partners and other deductions
     from capital accounts                     (5,241,546)      (4,811,788)
  Capital invested by partners                  1,335,970          733,675
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                49,057,048      (30,410,698)

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                               (2,392,274)         170,152
  Cash and cash equivalents at beginning
     of year                                    6,186,695        3,936,955
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  3,794,421     $  4,107,107


Noncash Operating, Investing and Financing Activities:
  Acquisition of business
     Working capital - other than cash       $     90,015
     Property, plant and equipment (net)        4,095,525
     Short and long-term debt assumed          (2,069,909)
     Other long term liabilities assumed         (689,200)
       Net cash expended                     $  1,426,431

  Assumption of long-term debt in purchase
     of property, plant and equipment                         $  5,216,918

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

Note C - The Partnership Agreement of the Registrant reflects each partner's invested capital as of the beginning of each year. Partners' capital used in determining the allocation of net income per $1,000 of partners' capital is weighted to re flect cash distributions made to partners during the year. The indicated allocations for the three and nine-month periods ended September 30, 1995 and 1994 are the allocations which would have been made had such periods constituted an entire fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Partners' capital in The Andersons (the "Partnership") at September 30, 1995 was $61.2 million, down $2.8 million from December 31, 1994. Net income in the first nine months added $1.1 million to partners' capital and new equity of $1.3 million was received. Decreases to partners' capital included distributions to partners of $4.7 million and equity withdrawals of $550,000.

    In connection with the General Partner's registration statement as discussed in Item 5 of this document and contingent on its approval, the Partnership has adopted a distribution policy to govern cash and tax distributions and withdrawals of partner's capital. The Partnership will generally allow all Limited Partners to elect to receive any amounts contained in their capital account as withdrawals of capital prior to the merger if such election is received by November 7, 1995. Withdrawal requests have been received for approximately $1.7 million. These withdrawals will be distributed prior to December 31, 1995.

    Short-term lines of credit available at December 31, 1994 were $207 million. Total available lines at September 30, 1995 were $285 million, of which $100 million was used. Typically, the Partnership's highest borrowing occurs in the spring due to seasonal inventory requirements in several of the Partnership's businesses, credit sales in the lawn products and agricultural fertilizer and supply business and a customary reduction in grain payables due to customer cash needs and market strategies. The highest borrowing against the short-term lines through the third quarter was $134.5 million in March.

    The Partnership's large portfolio of purchase contracts (approximately 83 million bushels at October 31, 1995) has required it to take significant positions at the Chicago Board of Trade in order to maintain its hedged position. Unusually high futures prices, coupled with the volume of contracts booked, have increased margin deposits required of the Partnership. In addition, the Partnership's net grain ownership position (inventory less accounts payable for grain) and accounts receivable have increased from December 31, 1994 to September 30, 1995 and short term borrowings have increased accordingly. As of this filing, short term borrowings were approaching $200 million in response to additional grain deliveries without a reduction of continued higher than normal futures prices. The Partnership continues to review the contracts it holds with grain producers and dealers for nondelivery risk and believes it has adequately reserved for potential defaults. The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable. In management's opinion, the Partnership's liquidity is adequate to meet short-term and long-term needs.

    The Partnership sold $449,000 of new Five-Year and Ten-Year debentures in 1995. Although the Partnership will not have additional sales in the remainder of the current year, it may offer bonds in the future.

    The Partnership periodically uses interest rate contracts to manage interest rate risk by locking in rates consistent with projected borrowing needs. While there were no open interest rate contracts at September 30, 1995, three contracts have be en entered into subsequently to convert intermediate term variable rate debt to fixed rates. The contracts have a total notional amount of $30 million.

    On May 1, 1995, the Partnership purchased all of the outstanding stock of Metamora Elevator Company, Inc. for $1.6 million in cash and $2.1 million in short and long-term debt assumed. The acquisition was accounted for as a purchase. In additio n, the Partnership expended $9.3 million on other capital equipment and projects in the first nine months. Total capital expenditures for 1995 are expected to approximate $15 million. Additional expenditures anticipated in 1995 include approximatel y $1 million for additional storage capacity, $1 million for general store renovations and $.5 million for information systems improvements. The Partnership expects to fund these capital expenditures from cash generated from operations and additiona l long-term debt or new equity. Capital expenditures have been curtailed from the original 1995 plan of $24 million and could be further reduced if necessary.

Results of Operations

Comparison of the Partnership's three months ended September 30, 1995 with the three months ended September 30, 1994:

    The Partnership experienced a net loss in the third quarter of 1995 of $3.4 million, as compared to a 1994 third quarter loss of $2.4 million. Revenues were $280 million, up from $185 million in the third quarter of 1994. Interest expense was u p $1.4 million due primarily to an increase in short-term debt. Operating, administrative and general expenses were also up 4.8%, with most of the increase coming from expanded operations.

    The Agriculture Group (including grain, wholesale agricultural fertilizer and retail farm centers) experienced a 77% increase in sales and merchandising revenues from 1994 and a 37% increase in gross profit. Sales of grains were $188 million in the third quarter of 1995, up $86 million from the third quarter of 1994. The average selling price was $3.55 per bushel, up from $2.93 per bushel in the third quarter of last year, reflecting an industry-wide increase in the overall level of prices . The increase in total sales is due to an 86% increase in bushel volume (primarily corn and wheat) along with the price increases. Margins on grain sales were down 18% from the third quarter of 1994. The cost of holding owned grain was unchanged from 1994 levels. Income from drying and mixing was up $1.1 million as compared to the third quarter of 1994 due to an earlier 1995 harvest and additional volume of wheat bushels handled. Storage income was unchanged. Overall, merchandising revenu es were up 135% from last year. Gross profit from the grain area was also up by $2.8 million or 45% in the third quarter of 1995.

    In agricultural fertilizer and supply, sales were $30 million, up $8 million for the quarter as compared to the prior year. Wholesale sales of fertilizer products accounted for almost 80% of the sales increase. Volume was up 19% and selling pri ces were up 11%. The volume increases were due to the earlier grain harvest, higher prices for grain sales allowing more dollars to be spent on fertilizer and no government set-aside program for the next crop year. Margins were up slightly. Retail sales were up $1.2 million because of additional acres planted and more liquidity for producers due to higher grain prices. Sales of agricultural supplies were up approximately $400,000. Gross profit on sales of agricultural products was up 20% fo r the quarter.

    Sales in the retail area were $38 million in the third quarter of 1995 compared to $39 million last year. Sales in the Columbus market were down $1.3 million or 11%, sales at the Lima, Ohio store were up $94,000 or 3% and sales in the Toledo mar ket were up 1%. As a result of margins comparable to the third quarter of 1994, along with decreased sales, gross profit in the retail area was down 4%.

    Sales of lawn care products were $8 million, down 12% from the third quarter of 1994. Tons sold decreased by about 14% while average selling prices increased by about 2%. Increased material costs and product mix were the primary causes of the 1 9% decrease in gross profit. In the industrial products area, sales were comparable to the third quarter of 1994. Gross profit was down 3%. In other businesses, sales were up $1.5 million, a 26% increase from the third quarter of 1994. Gross prof it in the other businesses was down about 16%. Both of these changes were due primarily to the rail division.

Comparison of the Partnership's nine months ended September 30, 1995 with the nine months ended September 30, 1994:

    Net income in the first nine months of 1995 was $1 million, significantly lower than the net income of $9.7 million in the same period of 1994. Revenues were $740 million, up from $635 million in 1994. Interest expense was up 62% due primarily to an increase in short-term borrowings. Operating, administrative and general expenses were up 7.5%, with most of the increase coming from expanded operations.

    The Agriculture Group experienced a 23% increase in sales and merchandising revenues from 1994 and an 8% increase in gross profit. Sales of grains were $415 million for the first nine months of 1995, a 29% increase from the same period of 1994. The average selling price was $3.43 per bushel, down 1% from 1994. A 30% (28 million bushel) increase in grain sales volume was concentrated primarily in wheat (a 21 million bushel increase) and corn (a 10 million bushel increase) with the higher v alued soybeans experiencing a 3 million bushel decrease in sales volume. The volume increases for corn and wheat were due to larger crops planted and harvested in 1995. Margins on grain increased 9%. The income earned from holding owned grain was up $415,000 or 26% from the level of income experienced in the first nine months of 1994, however storage income was down 10%. Because near term futures prices are greater than 1996 futures prices, the market is not providing incentive to hold or "carry" inventory into future years but rather to sell bushels now. Income from drying and mixing was up $957,000 or 65% due to the additional wheat bushels handled and the earlier harvest. Overall, merchandising revenues were up 12% from the prior year. Gross profit from the grain area was up by $5 million or 25% in the nine months ended September 30, 1995 as compared to 1994, resulting primarily (75%) from the increase in gross profit on put-thru grain.

    In agricultural fertilizer and supply, sales were $111 million, up 8% from the prior year due to the earlier harvest and consequently earlier demand for fertilizer from agricultural producers. Wholesale sales of fertilizer products accounted for a sales increase of $2.9 million. Volume was down 6% and selling prices were up 10%. Margins were up 4% due to increased selling prices.
Retail sales were up $5.8 million due primarily to the addition of three retail farm centers in mid 1994. Sales of agricultural supplies were unchanged. Gross profit on sales of agricultural products was down 14% for the nine months due primarily to an unusual level of profit in 1994 on the sale of phosphate inventories purchased in 1993 when the market price of phosphate was depressed. In 1994, the market price of phosphate appreciated significantly and the Partnership liquidated its inventory.

    Sales in the retail area were $118 million in the first nine months of 1995 compared to $122 million last year. Sales in the Columbus market were down $2.6 million or 6%, sales at the Lima, Ohio store were up $313,000 or 3% and sales in the Tole do market were up 1%. As a result of slightly improved margins along with decreased sales, gross profit in the retail area was down 2%.

    Sales of lawn care products were $45 million, up 7% from the first nine months of 1994. Tons sold were unchanged while average selling prices increased by about 4%. Increased material costs and increased sales of lower margin products resulted in a 8% decrease in gross profit. In the industrial products area, sales were up 10% or $1 million. Gross profit was also up approximately 8% due to an average sales price increase of approximately 12%. In other businesses, sales were up $2 millio n, an 11% increase from the prior period due primarily to the rail division. Gross profit in the other businesses was down about 4%.

                          PART II.  OTHER INFORMATION

Item 5.  Other Information

    On October 26, 1995, subsequent to the period covered by this Report, The Andersons Management Corp., an Ohio corporation and the sole general partner of the Partnership (the "General Partner"), had its Registration Statement on Form S-4 (File No . 33-58963) declared effective by the Securities and Exchange Commission with respect to a proposed merger of the Partnership with and into the General Partner and certain other related matters. The primary purpose of the merger is to simplify the organizational structure of the Partnership and the General Partner and allow current Shareholders and Limited Partners the potential for additional liquidity. The General Partner currently anticipates that, if the merger is approved by its shareholders and the limited partners of the Partnership by a vote to be held on November 16, 1995, it will be effective as of January 2, 1996.

Item 6.  Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1995.


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

                              THE ANDERSONS
                              (Registrant)

                              By THE ANDERSONS MANAGEMENT CORP.
                                   (General Partner)


Date: November 13, 1995         By /s/Richard P. Anderson
                                Richard P. Anderson
                                President and Chief Executive Officer


Date: November 13, 1995         By /s/Richard R. George
                                Richard R. George
                                Corporate Controller (Principal
                                   Accounting Officer)