Form 10-K
period 1995-12-31
ANDERSONS
filed 1996-03-29
CIK 6474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1995

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

     The registrant, a limited partnership with no voting stock, merged with and into its corporate general partner, on January 2, 1996. This is the Registrants final Annual Report on form 10-K. Because of its form of organization, there is no market for any partnership interests in the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I

Item 1.  Business

(a)  General Development of Business

     The Andersons (the "Partnership") is engaged in grain merchandising and operates grain elevator facilities located in Ohio, Michigan, Indiana and Illinois. The Partnership is also engaged in the distribution of agricultural products such as fertilizers, seeds and farm supplies. The Partnership operates retail general stores; produces, distributes and markets lawn care products and corncob products; and repairs and leases railcars.

     The Partnership is the successor to other Ohio limited partnerships which have operated as "The Andersons" continuously since 1947. Except where the context otherwise requires, the terms "Partnership," and "The Andersons" include The Andersons and all predecessor entities.

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

     On January 2, 1996, the Partnership merged with and into its general partner, the Corporation, and the name of the Corporation was changed to "The Andersons, Inc." Registered common shares were issued to former partners and shortly thereafter, the shares began trading on the Nasdaq National Market.

(b)  Financial Information About Industry Segments

     See Note 12 to the Partnership's Consolidated Financial Statements for information regarding the Partnership's business segments.

(c)  Narrative Description of Business

Agriculture Group

     The agriculture group consists of grain operations, wholesale fertilizer operations, and retail farm centers.

     The Partnership's grain operations involve merchandising grain and operating terminal grain elevator facilities, which includes purchasing, handling, processing and conditioning grain, storing grain purchased by the Partnership as well as grain owned by others, and selling grain. The principal grains sold by the Partnership are yellow corn, yellow soybeans and soft red and white wheat. The Partnership's total grain storage capacity was approximately 67 million bushels at December 31, 1995.

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

     During 1995, approximately 62% of the grain sold by the Partnership was purchased domestically by grain processors and feeders and approximately 38% was exported. Most of the exported grain was purchased by exporters for shipment to foreign markets. Some grain is shipped directly to foreign countries, mainly Canada. Almost all grain shipments are by rail or boat.
Rail shipments are made primarily to grain processors and feeders, with some rail shipments made to exporters on the Gulf or east coast. All boat shipments are from the Toledo, Ohio port elevator.

     Grain sales are effected on a negotiated basis by the Partnership's merchandising staff. As with agricultural commodities generally, the volume and pricing of the Partnership's sales are sensitive to changes in supply and demand relationships, which in turn are affected by factors such as weather, crop disease and government programs, including subsidies and acreage allotments. The Partnership's business also is affected by factors such as conditions in the shipping industry, currency exchange fluctuations, government export programs and the relationships of other countries with the United States. Since the Partnership does not know the ultimate destination of the grain it sells for export, it is unable to determine the relative importance, in terms of sales, of the various countries to which grain is shipped by its customers.

     Fixed price purchases and sales of cash grain expose the Partnership to adverse changes in price. Hedging of these purchase and sales positions provides protection from the potential adverse changes in price. The Partnership hedges fixed price purchase and sales transactions through the use of futures and option contracts with the Chicago Board of Trade ("CBOT"). The CBOT is a regulated commodity futures exchange that maintains futures markets for the grains merchandised by the Partnership (mainly corn, wheat and soybeans). Futures prices are determined by supply and demand.

     The Partnership's hedging program is designed to reduce the risk of changing commodity prices. In that regard, hedging transactions also limit potential gains from further changes in market prices. The agriculture group's profitability is primarily derived from margins on grain sold and revenues generated from other merchandising activities with its customer, not from hedging transactions.

     Purchases of grain can be made the day the grain is delivered to a terminal or via a forward contract made prior to actual delivery. Sales of grain are generally made by contract for delivery in a future period. When the Partnership purchases grain at a fixed price, the purchase is hedged with the sale of a futures contract on the CBOT. Similarly, when the Partnership sells grain at a fixed price, the sale is hedged with the purchase of a futures contract on the CBOT. At the close of business each day, the open inventory ownership positions as well as open futures and option positions, are marked-to-market. Gains/Losses in value on the Partnership's owned inventory positions due to changing prices are netted with and generally off-set by losses/gains in value on the Partnership's futures positions.

     When a futures contract is entered into, an initial margin deposit must be sent to the CBOT. The amount of the margin deposit is set by the CBOT and varies by commodity. If the market price of a short futures contract increases, then an additional margin deposit, called a maintenance margin, would be required by the CBOT. Similarly, if the price of a long futures contract decreases, a maintenance margin deposit would be required to be sent to the CBOT. Subsequent price changes could require additional maintenance margins or could result in the return of maintenance margins by the CBOT. Significant changes in market prices, such as occurs when weather conditions are unfavorable for extended periods, can have an effect on liquidity and requires the Partnership to maintain appropriate short-term lines of credit. The Partnership utilizes CBOT option contracts to reduce the potential required margin deposits in the event of a rapidly rising market.

     At any one time the Agriculture Group's purchase contract portfolio may exceed 100 million bushels for delivery to the Partnership. Because of this volume, the Partnership relies heavily on its hedging program as the method for minimizing price risk in its grain inventories and contracts. The Agriculture Group has adopted a policy which specifies the key controls over the hedging program. This policy includes a description of the hedging programs, mandatory review of positions by key management outside of the trading function on a biweekly basis, daily position limits, modeling of positions for changes in market conditions, and other internal controls. The Partnership monitors current market conditions and may expand or reduce the purchasing program in response to changes in those conditions. In addition, the Partnership reviews its purchase contracts and the parties to those contracts for delivery risk and provides appropriate reserves for potential defaults and non-delivery.

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

     The Partnership's aggregate storage capacity for dry fertilizer was 14 million cubic feet at December 31, 1995. The Partnership reserves five million cubic feet of this space for various fertilizer manufacturers and customers. The Partnership's aggregate storage capacity for liquid fertilizer at December 31, 1995 was 34 million gallons and six million gallons of this space is reserved for manufacturers and customers. The agreements for reserved space provide the Partnership storage and handling fees and, generally, are for one year and are renewed at the end of each term.

     The Partnership operates ten retail farm centers located throughout Michigan, Indiana and Ohio. These centers, often strategically located at or near the Partnership's grain or wholesale fertilizer facilities, offer agricultural fertilizer, custom application of fertilizer, and chemical seeds and supplies to the farmer.

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

Retail Group

     The Partnership's retail store operations consist of six stores operated as The Andersons General Stores (hereafter "General Stores"), which are located in the Columbus, Lima and Toledo, Ohio areas and which serve urban, rural and suburban customers. Major product categories in the General Stores include: hardware, home remodeling and building supplies; automotive accessories and parts; small appliances, electronics and housewares products; work clothes and footwear; wine, specialty meats and cheeses, baked goods and produce; pet care products; lawn and garden supplies, nursery stock and Christmas decorations and trim; toys, sporting goods, bicycles and marine accessories. The General Store concept features self-selection of a wide range and variety of brand name, quality merchandise. Each General Store carries more than 70,000 different items, has over 100,000 square feet of in-store display space plus 40,000 square feet of outdoor garden center space, and has a center a isle that features do-it-yourself clinics, special promotions and varying merchandise displays.

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

Business Development Group

     The Partnership produces approximately 800 granular retail and professional lawn care products for national distribution. The retail granular products are sold to mass merchandisers, small independent retailers and other lawn fertilizer manufacturers. The professional granular products are sold both direct and through distributors to lawn service applicators and to golf courses. The principal raw materials for the lawn care products are nitrogen, potash and phosphate, which are primarily purchased from the Partnership's agriculture group. The lawn care industry is highly seasonal, with the majority of the sales occurring from early spring to early summer. Competition is based principally on merchandising ability, service and quality.

     The Partnership's Railcar division operates a full service repair shop, which specializes in repairs, renovations, cleaning and painting of railcars. In addition the division buys and sells railcars, leases and subleases railcars and provide s fleet management services. Competition for marketing services is based primarily on service and access to financing. Repair shop competition is based primarily on price, quality and location.

     The Partnership is one of the largest producers of processed corncob products in the United States. These products serve the chemical carrier, animal bedding, industrial and sorbent markets and are distributed throughout the United States an d Canada and into Europe and Asia. The unique absorption characteristics of the corncob has led to the development of "sorbent" products. Sorbents include products made from corncobs as well as synthetic and other materials and are used to absorb s pilled industrial lubricants and other waste products. The principal sources for the corncobs are the Partnership's grain operations and seed corn producers.

     The Partnership produces dog and cat foods, which are marketed through a joint venture partnership. The Partnership is also involved in the operation of seven auto service centers, a steel fabrication shop and an outdoor power equipment sales and service shop.

Research and Development

     The Partnership's research and development program is mainly concerned with the development of improved products and processes, primarily lawn care products and corncob products. Approximately $370,000, $490,000, and $450,000 was expended on research and development during 1995, 1994 and 1993, respectively.

Employees

     All management and labor services are provided to the Partnership by the employees of the Corporation. The Partnership pays a management fee to the Corporation for these services. At December 31, 1995, there were 1,187 full-time and 1,939 part-time or seasonal employees of the Corporation providing services to the Partnership.

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

     The Partnership, like other companies engaged in similar businesses, is subject to a multitude of federal, state and local environmental protection laws and regulations including, but not limited to, laws and regulations relating to air quality, water quality, pesticides and hazardous materials.
The provisions of these various regulations could require modifications of certain of the Partnership's existing plant and processing facilities and could restrict future facilities expansion or significantly increase their cost of operation. Of the Partnership's capital expenditures, approximately $740,000 and $617,000 in 1995 and 1994, respectively, were made in order to comply with these regulations.

Item 2.  Properties

     The Partnership's principal agriculture, retail and other properties are described below. Except as otherwise indicated, all properties are owned by the Partnership.

Agriculture Facilities

   Location               Grain               Wholesale Fertilizer

                          Bushel         Dry Storage          Liquid Storage
                         Capacity        (in cu. ft.)           (in.  gal.)
Maumee, OH              18,800,000         6,333,000             2,600,000
Toledo, OH               6,300,000         2,000,000             3,000,000
Metamora, OH             6,480,000
Lyons, OH (3)              380,000            47,000               160,000
Champaign, IL           13,000,000           833,000
Delphi, IN               6,580,000         1,000,000
Clymers, IN (1)          4,400,000                               7,600,000
Clymers, IN (3)                               37,000               480,000
Dunkirk, IN              5,900,000           900,000
Poneto, IN                 530,000                               5,500,000
North Manchester, IN (3)                      23,000               900,000
Logansport, IN                                33,000             3,000,000
Walton, IN (3)                               433,000             6,500,000
Albion, MI (3)           2,470,000            23,000                40,000
Potterville, MI (3)        790,000            23,000
White Pigeon, MI         1,730,000
Webberville, MI                             2,017,000            3,300,000
Litchfield, MI (2)(3)                          40,000              252,000
North Adams, MI (2)(3)                         20,000              230,000
Union City, MI (3)                             20,000               49,500
Munson, MI (3)                                 33,000              150,000
                        67,360,000         13,815,000           33,761,500

(1) Facility leased - lease expires in 1998, provides an option to purchase.
(2) Facilities leased.
(3) Facility is or includes a retail farm center.

     The grain facilities are mostly concrete and steel tanks, with some flat storage. The Partnership also owns grain inspection buildings and driers, a corn sheller plant, maintenance buildings and truck scales and dumps.

     Agricultural products properties consist mainly of fertilizer warehouse and distribution facilities for dry and liquid fertilizers. The Maumee, Ohio and Walton, Indiana locations have fertilizer mixing, bagging and bag storage facilities. The Partnership also owns a seed processing facility in Delta, Ohio. Aggregate storage capacity in the ten retail farm centers located in Michigan, Indiana and Ohio for liquid fertilizer and dry fertilizer is 8.8 million gallons and 699,000 cubic feet, respectively.

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

        (1) Leased

     The leases for the two General Stores and the warehouse facility are long-term leases with several renewal options and provide for minimum aggregate annual lease payments approximating $1 million. The two General Store leases provide for contingent lease payments based on achieved sales volume. Neither General Store achieved a sales level triggering contingent lease payments in 1995, 1994 or 1993.

Other Properties

     The Partnership owns lawn fertilizer production facilities and automated pet food production and storage facilities in Maumee, Ohio. It also owns corncob processing and storage facilities in Maumee, Ohio and Delphi, Indiana. The Partnership leases a lawn fertilizer production facility, a warehouse facility and four lawn products sales outlets. In its Railcar leasing business, the Partnership owns or leases approximately 2,000 railcars (primarily covered hopper cars) with lease terms ranging from one to ten years and future minimum lease payments aggregating $22.6 million with future minimum lease income of $22.4 million. The Partnership also owns a railcar repair facility, a steel fabrication facility, a service and sales facility for outdoor power equipment and the Partnership owns or leases seven auto service centers.

     The Partnership's administrative office building is leased at an annual rental of $696,000 under a net lease expiring in 2000. See "Item 13. Certain Relationships and Related Transactions - Management Agreement." The Partnership owns approximately 704 acres of land on which various of the above properties and facilities are located; approximately 439 acres of farmland and land held for future use; approximately 11 acres of improved land in an office/industrial park held for sale; and certain other real estate. The Partnership also owns or leases a number of switch engines, cranes and other equipment.

     Real properties, machinery and equipment of the Partnership were subject to aggregate encumbrances of approximately $38 million at December 31, 1995. Additions to property for the years ended December 31, 1995, 1994 and 1993 amounted to $16 million, $26 million, and $11 million, respectively. See Note 8 to the Partnership's Consolidated Financial Statements for information as to the Partnership's leases.

     The Partnership believes that its properties, including its machinery, equipment and vehicles, are adequate for its business, well maintained and utilized, suitable for their intended uses and adequately insured.

Item 3.  Legal Proceedings

     The Partnership is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     A special meeting of the partners was held on November 16, 1995, to vote on a merger of the Partnership into its General Partner. Proxies were solicited for vote on the proposal to merge the Partnership with and into its General Partner, change the name of the surviving corporation, create a single class of common shares, converting current partners capital and shareholders equity to this new class of common shares and amend the Corporation's Articles of Incorporation and Code of Regulations. There were 206 affirmative votes on the merger, four partners voted against the merger and one abstained.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     (a) Because of the form of its organization that includes restrictions on the transfer of Limited Partnership Interests, there is no market for the Limited Partnership Interests.

     (b) The number of holders of Limited Partnership Interests as of December 31, 1995, was 218.

     (c) The Partnership makes cash distributions and allocations of net income to Limited Partners, and to the General Partner in accordance with the terms of the Partnership Agreement. See "Item 6. Selected Financial Data." As previously noted, certain of the Partnership's long-term borrowings and line of credit agreements include provisions that impose minimum levels of working capital and partnership equity (as defined) and limit the addition of new long-term debt along with other requirements.

     (d) On January 2, 1996, the Partnership merged with and into its General Partner. Former partners were issued 8.1 million common shares of The Andersons, Inc. which began trading on the Nasdaq National Market on February 20, 1996.

Item 6.  Selected Financial Data

                                                           Year Ended December 31
       (in thousands)                       1995         1994        1993         1992        1991
Grain sales and revenues                $  660,121   $  551,836   $ 439,484   $  440,553   $ 356,898
Fertilizer, retail and other sales         432,288      417,044     356,987      326,768     299,974
Total sales and merchandising revenues   1,092,409      968,880     796,471      767,321     656,872
Operating profit (a)                        28,031       29,091      22,640       18,110      12,768
Income from continuing operations           10,120       15,137      11,079       10,130       4,516
Weighted average partners' capital (b)      61,317       52,696      47,405       43,101      41,939
Allocations and distributions per $1,000
  of weighted average partners' capital:
    Allocation of income from continuing
      operations                               165          287         234          235         107
    Cash distributions                          36           21          32           34          34
    Tax distributions (c)                       70           63          88           10           8


                                                              As of December 31
Balance Sheet Data:                         1995         1994        1993         1992        1991
  Total assets                           $ 451,415     $340,555    $356,502     $255,501    $290,110
  Long-term debt                            74,139       71,217      52,259       46,077      48,018

Partners' capital:
  General partner                            1,102           969        762          623         531
  Limited partners                          65,156        63,008     54,648       50,497      41,976
                                          $ 66,258      $ 63,977   $ 55,410     $ 51,120    $ 42,507

(a) See Note 12 to the Partnership's Consolidated Financial Statements for the definition of operating profits.
(b) Weighted average partners' capital represents the average daily outstanding partners' capital balance, which includes the effects of distributions and investments made during the year.
(c) Tax distributions fluctuate from year to year due to the timing of the distributions, the amount of partnership taxable income and the amount of the distribution partners elect to receive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Working capital at December 31, 1995 was $58 million, up $1 million from 1994. Cash used in operations was $60 million in 1995 compared to cash provided by operations in 1994 of $52 million. Cash used to fund operating activities came from short-term borrowings which increased from $50 million at December 31, 1994 to $120 million at December 31, 1995.

     Accounts receivable increases of $39 million from 1994 to 1995 and inventory increases of $71 million for the same period accounted for virtually all of this change. The Partnership's position as a grain merchandiser requires it to forward contract for purchases of grain and hold grain in inventory. In order to hedge these positions against changing prices in the commodity markets, the Company holds futures and option contracts on the Chicago Board of Trade. These positions, as well as the bushels held in inventory, are marked to the market price on a daily basis.

     The addition of ten million bushels of storage capacity in 1994 and a more aggressive purchasing program has significantly increased the Partnership's portfolio of purchase contracts. Commodity prices, in general, were unusually high through out 1995 and, as such, the cost to purchase, hedge and carry inventories required more cash. The Partnership's hedging positions with the Chicago Board of Trade increased in volume and value and required additional margin moneys to be forwarded to the brokers holding them. These margin deposits are classified with accounts receivable for reporting purposes. The Partnership continues to review the contracts it holds with grain producers and dealers for non-delivery risk and believes it has adequately reserved for potential defaults.

     In order to finance operations, the Partnership has short-term lines of credit available of $292 million. At December 31, 1995, $120 million of these lines were used, an increase of $70 million from the prior year. Because of the significant availability of short-term funds, cash generated from operations is often utilized to pay down debt or finance capital improvements or acquisitions. Cash on hand at December 31, 1995 was $4.1 million, a decrease of $2 million from 1994. In addition to financing the programs of the grain division, the short term lines are used to finance inventories and accounts receivable in other businesses. Typically, borrowings under these lines are highest in the spring due to seasonal inventory requirements in several of the Partnership's businesses, credit sales of lawn and agricultural fertilizer are at their peak and a customary reduction in grain payables due to customer cash needs and market strategies.

     Prior to the merger, the taxable income of the Partnership was included in the individual tax returns of its partners and was not taxed at the Partnership level. To make cash available to partners to pay estimated tax payments, the Partnership made quarterly cash distributions available. Partners could elect whether to take all, none or a portion of these distributions. All partners made their final requests for distributions and equity withdrawals prior to the merger vote and all distributions were made prior to December 31, 1995. The $2.3 million increase in partners' capital from December 31, 1994 to December 31, 1995 reflects income of $10.1 million, withdrawals and distributions of $6.1 million and charitable contributions of $1.7 million.

     Because of its significant short-term borrowings, the Partnership periodically utilizes interest rate contracts to manage interest rate risk by converting variable rates on short-term borrowings to intermediate-term fixed rates, consistent with projected borrowing needs. At December 31, 1995, the Partnership had three $10 million interest rate swap agreements, maturing in 1996, that converted variable rates to fixed rates ranging from 5.815% to 5.87%. Because these rates approximated the actual variable rates, the effect on 1995 interest expense was not significant.

     During 1995, the Partnership invested $11.9 million in capital additions and improvements. The Partnership also used $1.4 million to purchase the outstanding stock of the Metamora Elevator Company, Inc., whose facilities it had previously leased. In 1996, the Partnership anticipates capital expenditures of approximately $13 million, including $1.5 million for Retail Farm Center expansion, $2.5 million for renovations to two General Stores, $2.3 million for additional storage capacity and $2.4 million for plant upgrades and improvements. Funding for these expenditures is expected to come from cash generated from operations and additional long-term debt. Capital expenditures could be curtailed if necessary.

     Certain of the Partnership's long-term debt is secured by first mortgages on various facilities. In addition, some of the long-term borrowings include provisions that impose minimum levels of working capital and equity, limitations on additional debt and require the Partnership to be substantially hedged in its grain transactions.

     The Partnership's liquidity is enhanced by the fact that grain inventories are readily marketable and the Maumee and Toledo, Ohio elevators serve as delivery points for Chicago Board of Trade contracts. In the opinion of management, the Partnership's liquidity is adequate to meet short-term and long-term needs.

Results of Operations

Years ended December 31, 1995 and 1994:

     Net income in 1995 decreased to $10 million from $15 million in 1994. Gross profit increased by $4 million or 3%. Operating, administrative and general expenses were up $3.5 million or about 3%. Included in this amount is an increase of $3.8 million or 5% in the management fee paid to the general partner. Most of the management fee increase was for salaries, wages and benefits. The Agriculture Group acquired additional facilities during 1994, and 1995 reflects a full year of operating expenses for those locations. Operating profit decreased by $1.1 million.

     Grain sales and merchandising revenues were $660.1 million in 1995 compared to $551.8 million in 1994, a 10% increase. Sales of grain commodities
were up $110 million.   Bushels sold increased almost 20% and the average
selling price per bushel increased from $3.44 to $3.75. Cents per bushel sold increased 33%. Merchandising revenues decreased from $25.5 million in 1994 to $23.8 million in 1995. Storage income was down $2.1 million due to the increased sales and resulting lower stocks. Drying and mixing income was down $1.8 million during 1995, due to better quality crops than those of the preceding crop years. Gross profit on grain sales and merchandising revenues was up $4.2 million or 11%.

     Sales of wholesale fertilizer were up $1.7 million or 1% and retail fertilizer sales and sales of other agricultural products were up $6.7 million or 27% due to a full year of operations in the added retail facilities. Wholesale fertilizer tonnage decreased by 10% and the average selling price increased 13%. Gross profit on wholesale fertilizer was unchanged and retail and other gross profit increased approximately $1 million or 12%. In 1994, wholesale fertilizer gross profit included a $1.6 million gain from the 1994 liquidation of phosphate inventories purchased in 1993 when the market price of phosphate was depressed.

     As a Group, Agriculture sales were $796.8 million in 1995 compared to $678.3 million in 1994, gross profit increased $5.2 million and operating profit decreased $2 million.

     Sales in the Retail Group were $168 million in 1995 compared to $169 million in 1994. Sales in the Columbus stores were down $3.4 million and sales in the Toledo stores were up $2 million. Sales in the Lima store were up $500,000. Margins increased by about 2%. Operating profit in the Retail Group was down slightly.

     Sales in the Business Development Group of the Partnership also increased. Sales of lawn care products totaled $49.6 million, up $2 million from 1994. Volume decreased 3%, while average selling prices increased 5%. Margins were down 8% due to increased raw material prices. Sales of corn cob products were $15.7 million compared to $14.6 million in 1994. Volume was down slightly. Railcar gross profit increased $267,000 or 6% from 1994. Sales from the Partnership's auto service centers were down slightly. Sales from the Partnership's outdoor power equipment and service shop and fabrication shop also decreased from 1994. Operating profit in the Business Development Group was up $1.1 million, the majority of which related to the sale of excess real estate.

Years ended December 31, 1994 and 1993:

     Net income in 1994 increased to $15 million from $11 million in 1993. Gross profit increased by $19 million or 15%. Operating, administrative and general expenses were up $13 million or about 11%, including an increase of $7.3 million (11%) in the management fee paid to the general partner. Most of the management fee increase was for salaries, wages and benefits. Additional facilities in the Agriculture Group added approximately $5 million to salaries, wages and benefits and a fully ear of operation at the Lima General Store added more than $1 million to salaries, wages and benefits in the Retail Group. Operating profit increased by $6.5 million.

     Grain sales and merchandising revenues were $551.8 million compared to $439.5 million in 1993, a 26% increase. Sales of grain commodities were up
$110 million.   Bushels sold increased almost 20% and the average selling price per bushel increased from $3.25 to $3.44. Cents per bushel sold increased 19%. Merchandising revenues increased from $23.2 million in 1993 to $25.5 million in 1994. Storage income was up $3.6 million, while basis income was down $1.4 million due to a larger than expected wheat and corn crop. Drying and mixing income was down $2 million during 1994, due in part to a better quality 1993 corn crop and 1994 wheat crop than those of the preceding crop years. Gross profit on grain sales and merchandising revenues was up $4.3 million or 13%.

     Sales of wholesale fertilizer were up $22.8 million or 26% and retail fertilizer sales and sales of other agricultural products were up $7.6 million or 45%. Wholesale fertilizer tonnage increased by 11% and the average selling price increase d 6%. Gross profit on wholesale fertilizer increased $5.3 million or 64% while retail and other agricultural products gross profit increased $2.1 million or 26%. Approximately one-half of the wholesale fertilizer gross profit increase was the result of the liquidation in 1994 of phosphate inventories purchased in 1993 when the market price of phosphate was depressed. In 1994, the market price appreciated significantly and the Partnership liquidated its inventory position.

     Sales in the Agriculture Group were $678.3 million compared to $540.3 million in 1993, while gross profit and operating profit increased $11.7 million and $4.3 million, respectively.

     Sales in the Retail Group were $169 million in 1994 compared to $153 million in 1993. Sales in the Columbus stores were up $4.4 million and sales in the Toledo stores were up $3 million. Sales in the Lima store which opened in September 1993 were up $10 million. Margins increased by about 3%. Operating profit in the Retail Group was up $2.7 million.

     Sales in the Business Development Group of the Partnership also increased. Sales of lawn care products totaled $47.6 million, up $9.5 million from 1993. Volume increased 27%, while average selling prices decreased 5%. Margins were down slightly. Sales of corn cob products were $14.6 million compared to $14.2 million in 1993. Volume was down in corn cob products and up in sorbent products. Railcar leasing activity doubled from 1993 and sales and repairs of railcars also increased. Sales from the Partnership's auto service centers were up, as were steel fabrication sales. Sales from the Partnership's outdoor power equipment and service shop also improved. Operating profit in this Group was down approximately $800,000.

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

Item 8.  Financial Statements and Supplementary Data


Report of Independent Auditors

Board of Directors
The Andersons, Inc.

We have audited the accompanying consolidated balance sheets of The Andersons (a partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in partners' capital for each o f the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Andersons and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                      /s/ ERNST & YOUNG LLP

February 2, 1996
Toledo, Ohio

                        The Andersons and Subsidiaries
                      Consolidated Statements of Income


(dollars in thousands, except net income           Year ended December 31
allocation per $1,000 partners' capital)        1995        1994       1993

Grain sales and revenues                     $  660,121  $  551,836 $ 439,484
Fertilizer, retail and other sales              432,288     417,044   356,987
Other income                                      5,107       2,609     3,764
                                              1,097,516     971,489   800,235

Cost of grain sales and revenues                617,933     513,893   405,889

Cost of fertilizer, retail and other sales      326,242     308,381   264,269
                                                944,175     822,274   670,158
Gross profit                                    153,341     149,215   130,077
Operating, administrative and general expenses  129,202     125,683   112,829
Interest expense                                 14,019       8,395     6,169
                                                143,221     134,078   118,998
Net income                                   $   10,120  $   15,137 $  11,079

Net income was allocated to:
  General partner                            $      160  $      219 $     145
  Limited partners                                9,960      14,918    10,934
                                             $   10,120  $   15,137 $  11,079
Net income allocation per $1,000 of
partners' capital:

Weighted average capital
for allocation purposes                      $   61,317  $   52,696 $  47,405

Allocation per $1,000                        $      165  $      287 $     234

See accompanying notes.


                       The Andersons and Subsidiaries
                        Consolidated Balance Sheets

                                                          December 31
          (in thousands)                              1995           1994
Assets
Current assets:
Cash and cash equivalents                        $    4,163       $    6,187
Accounts receivable:
  Trade accounts, less allowance for doubtful
  accounts of $3,514 in 1995; $2,292 in 1994         68,362           45,529

Margin deposits                                      20,753            7,034
                                                     89,115           52,563
Inventories                                         269,930          198,635
Prepaid expenses                                      1,486              899
Total current assets                                364,694          258,284

Other assets:
Notes receivable and other assets, less allowance
  for doubtful notes receivable of $1,277 in 1995;
  $717 in 1994                                        4,189            3,083
Investments in and advances to affiliates               670            1,592
                                                      4,859            4,675

Property, plant and equipment                        81,862           77,596
                                                   $451,415         $340,555

Liabilities and partners' capital
Current liabilities:
Notes payable                                      $120,267         $ 50,000
Accounts payable for grain                           94,084           83,844
Other accounts payable                               70,825           51,362
Amounts due General Partner                           4,760            4,701
Accrued expenses                                      8,448            7,708
Current maturities of long-term debt                  8,029            3,615
Total current liabilities                           306,413          201,230

Amounts due General Partner                           2,929            3,060
Long-term debt                                       74,139           71,217

Deferred income taxes                                   675              --
Minority interest                                     1,001            1,071
Partners capital:
General partner                                       1,102              969
Limited partners                                     65,156           63,008
                                                     66,258           63,977
                                                   $451,415         $340,555

See accompanying notes.


                         The Andersons and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                     Year ended December 31
       (in thousands)                               1995      1994      1993
Operating activities
Net income                                        $ 10,120  $15,137   $11,079
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                    9,316    8,101     7,109
    Gain on sale of property, plant and equipment   (2,568)    (161)
    (1,108) Provision for losses on accounts and
      notes receivable                               2,229    2,683       910
    Amortization of deferred gain                        -      (44)     (386)
    Payments to minority interests                    (162)    (222)     (166)
    Minority interest in net income of subsidiaries     92      189       236

    Changes in operating assets and liabilities:
      Accounts receivable                          (38,773)  10,483   (32,110)
      Inventories                                  (71,295)  12,389   (61,138)
      Prepaid expenses and other assets                919   (1,006)   (1,256)
      Accounts payable for grain                    10,240      132    18,967
      Other accounts payable and accrued expenses   20,077    4,451     6,720
Net cash provided by (used in) operating
  activities                                       (59,805)  52,132   (51,143)

Investing activities
Purchases of property, plant and equipment         (11,894) (22,663)  (10,808)
Acquisition of business                             (1,427)       -         -
Proceeds from sale of property, plant and equipment  1,242      848     1,697
(Advances to) payments received from affiliates        517     (640)      150
Proceeds from sale of investment                         -    1,679         -
Net cash used in investing activities              (11,560) (20,776)   (8,961)

Financing activities
Net increase (decrease) in short-term borrowings    68,578  (37,900)   64,150
Proceeds from issuance of long-term debt            56,570   35,509    22,753
Payments of long-term debt                         (49,616) (20,145)  (17,440)
Payments to partners and other deductions from
  capital accounts                                  (7,527)  (7,304)   (7,212)
Capital invested by partners                         1,336      734       424
Net cash provided by (used in) financing activities 69,341  (29,106)   62,675


Increase (decrease) in cash and cash equivalents    (2,024)   2,250     2,571
Cash and cash equivalents at beginning of year       6,187    3,937     1,366
Cash and cash equivalents at                      $  4,163  $ 6,187  $  3,937
end of year

Noncash investing and financing activities:
  Acquisition of business:
    Working capital - other than cash             $     90
    Property, plant and equipment                    4,096
    Short and long-term debt assumed                (2,070)
    Other long-term liabilities assumed               (689)
    Net cash expended                             $  1,427
  Donation of land to charity                     $  1,648
  Notes received in sale of land                  $  2,431
  Assumption of long-term debt in purchase of
    property, plant and equipment                          $  5,217


See accompanying notes.


                        The Andersons and Subsidiaries
            Consolidated Statements of Changes in Partners' Capital


       (in thousands)                             Year ended December 31
                                                 1995       1994      1993
General partner capital
Balance at beginning of year                  $    969  $    762  $    623
Amounts credited (charged) to capital:

  Net income for the year                          160       219       145
  Charitable contributions                         (27)      (12)       (6)
                                                   133       207       139
Balance at end of year                        $  1,102  $    969  $    762

Limited partners' capital
Balance at beginning of year                  $ 63,008  $ 54,649  $ 50,497
Amounts credited (charged) to capital:
  Net income for the year                        9,960    14,918    10,934
  Increase in invested capital                   1,336       734       424
  Charitable contributions                      (1,675)     (771)     (477)
  Withdrawals                                   (2,072)   (1,759)     (828)
  Distributions                                 (5,401)   (4,763)   (5,901)
                                                 2,148     8,359     4,152
Balance at end of year                        $ 65,156  $ 63,008 $  54,649

Total partners' capital--at end of year       $ 66,258  $ 63,977 $  55,411



See accompanying notes.





                         The Andersons and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 1995

1. Significant Accounting Policies

Principles of Consolidation and Related Matters

The consolidated financial statements include the accounts of The Andersons (the Partnership) and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Other affiliated entities are not material.

Estimates and Assumptions

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


Inventories

Inventories of grain are hedged to the extent practicable and are valued on the basis of replacement market prices prevailing at the end of the year. Such inventories are adjusted for the amount of gain or loss (based on year-end market price quotations) on open grain contracts at the end of the year. Contracts in the commodities futures market, maintained for hedging purposes, are valued at market at the end of the year and income or loss to that date is
recognized.   Grain contracts maintained for other merchandising purposes are valued in a similar manner and net margins from these transactions are included in grain sales and revenues.

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

Income Taxes

No provision has been made for federal income taxes on the Partnership's net income since such amounts are includable in the federal income tax returns of its partners. At December 31, 1995 and 1994, the Partnership's net assets for financial reporting purposes were approximately $0.7 million and $1.8 million, respectively, greater than their corresponding tax bases, as a result of temporary differences in when revenues and expenses are recognized for financial reporting purposes and in determining taxable income.

Preopening Expenses

Preopening expenses are charged to income when incurred.

Advertising

Advertising costs are expensed when incurred. Advertising expense of $3.6 million, $4.2 million and $3.9 million is included in operating, administrative and general expense in 1995, 1994 and 1993, respectively.

Income Allocations and Cash Distributions to Partners

The Partnership Agreement reflects each partner's capital account as of the beginning of each year. Partners' capital, used in determining the allocation of net income or loss to each partner, is weighted to reflect cash and tax distributions made to partners and additional investments made by partners during the year. The general partner and each limited partner receive the same allocation of net income or loss per one thousand dollars of partners' capital. All distributions to Partners for the 1995 fiscal year were accrued or paid prior to the merger (See Note 3).

Partners may elect to receive quarterly cash distributions as declared by the general partner. Partners may also elect to receive quarterly tax distributions and an annual tax distribution.

Charitable Contributions

Provision is made in the Partnership Agreement for contributions to various charitable, educational and other not-for-profit institutions. It is the policy of the Partnership to account for charitable contributions as charges to partners' capital, and they are not deducted in determining Partnership net income.

Reclassifications

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net income.

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

Employee benefit costs include the cost of pension and other postretirement benefits. In 1993, the Corporation changed its method of accounting for postretirement health insurance benefits. The Corporation now accrues for the cost of providing these benefits during the employees' working career rather than recognizing the cost of these benefits as claims are paid. The Corporation has elected to recognize the accrued benefits earned by employees as of January 1, 1993 (transition obligation) prospectively, which means this cost will be recognized as a component of annual postretirement benefit costs over a period of approximately 20 years. The change in the method of accounting for these benefits increased management fees charged to the Partnership by approximately $0.9, $0.8 and $0.8 million for 1995, 1994 and 1993, respectively.

The Partnership generally pays the Corporation for salaries and employee benefits as those costs are paid by the Corporation. Amounts owed to the Corporation relating to postretirement benefits that will not be paid within one year have been classified as a long-term liability.

The Partnership leases office space from the Corporation under a lease expiring December 31, 2005. The net lease payments amounted to $0.7, $0.6 and $0.5 million in 1995, 1994 and 1993, respectively.

The components of the management fee and rent incurred by the Partnership consisted of the following:

                                             Year Ended December 31
     (in thousands)                       1995       1994        1993

Salaries and wages                      $56,012    $53,726     $47,707
Employee benefits                        17,235     15,674      14,619
Rent for office space and other
  reimbursable expenses                     867        804         641
Achieved level of return                     87        191         140
  of the Partnership
Totals                                  $74,201    $70,395     $63,107


3.  Merger with General Partner

On January 2, 1996, the Partnership merged with and into the Corporation and the Partnership was dissolved. Partners received one share of the Corporation's common stock for each $8 of their capital account book value. This resulted in the issuance of 8,136,788 shares to former partners. Concurrent with the merger, the name of the Corporation was changed to The Andersons, Inc. The merger has been accounted for as a reorganization of entities under common control similar to a pooling of interests. All future financial statements will be combined and historical periods restated to give effect to the merger.

Presented below is a condensed balance sheet as of January 2, 1996 (the date of the merger) and a condensed statement of income for the years ended December 31, 1995, 1994 and 1993 showing the effect of the merger had it been consummated at the beginning of the period.


Condensed Balance Sheet (in thousands)
January 2, 1996

Assets
  Current assets                         $ 371,342
  Property, plant and equipment - net       81,862
  Other noncurrent assets                    5,245
                                         $ 458,449

Liabilities
  Current liabilities                    $ 309,578
  Long-term obligations                     76,792
  Other noncurrent liabilities               4,327
                                           390,697
Minority interest                            1,001
Shareholders' equity                        66,751
                                         $ 458,449


Condensed Statements of Income (in thousands)

                                          Year ended December 31
                                      1995          1994         1993

Net sales and revenues             $1,092,410    $  968,880   $ 796,471
Other income                            5,320         2,758       3,874
                                    1,097,730       971,638     800,345

Cost of sales and revenues            944,176       822,274     670,158
                                      153,554       149,364     130,187
Operating, general and
administrative expenses               129,347       125,798     112,939
Interest expense                       14,019         8,395       6,168
                                      143,366       134,193     119,107
Net income-historical                  10,188        15,171      11,080
Pro forma income tax expense            3,915         5,886       4,094
Pro forma net income               $    6,273    $    9,285   $   6,986



The Partnership's net income was includable in the federal income tax returns of its partners and therefore it did not pay federal income taxes. The Partnership's operations will be included in the Corporation's U.S. federal income tax return effective January 2, 1996. This table includes separate unaudited pro forma net income which reflect the pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.

4. Inventories

Major classes of inventory are as follows:

                                                    December 31
       (in thousands)                          1995            1994

Grain                                        $186,989        $113,555
Agricultural fertilizer and supplies           19,602          21,111
Merchandise                                    29,909          32,241
Lawn and corn cob products                     21,729          20,992
Other                                          11,701          10,736
                                             $269,930        $198,635

5. Property, Plant and Equipment

The components of property, plant and equipment are as follows:

                                                    December 31
         (in thousands)                        1995            1994

Land                                         $ 11,179        $ 13,063
Land improvements and leasehold improvements   23,926          22,570
Buildings and storage facilities               78,210          71,700
Machinery and equipment                        97,970          87,308
Construction in progress                          972           1,387
                                              212,257         196,028
Less allowances for depreciation
and amortization                              130,395         118,432
                                             $ 81,862        $ 77,596

6. Banking and Credit Arrangements

The Partnership has available lines of credit for unsecured short-term debt with banks aggregating $292 million. The credit arrangements, the amounts of which are adjusted from time to time to meet the Partnership's needs, do not have termination dates but are reviewed at least annually for renewal. The terms of certain of these lines of credit provide for annual commitment fees.

The following information relates to borrowings under short-term lines of credit during the years indicated.

(in thousands, except for interest rate)     1995       1994       1993

Maximum borrowed                           $195,500   $127,600   $100,500
Average daily amount borrowed (total of
  daily borrowings divided by number of
  days in period)                           118,382     72,183     60,404
Average interest rate (computed by
  dividing interest expense by average
  daily amount outstanding)                   6.55%      5.03%      4.15%


7. Long-Term Debt

Long-term debt consists of the following:

                                                       December 31
         (in thousands)                           1995             1994

Note payable, 7.84%, payable $75 thousand
  quarterly through October 1997, and $398
  thousand quarterly thereafter, due 2004        $14,550          $14,850
Notes payable relating to revolving credit
  facility                                        20,000           10,000
Notes payable, variable rate (6.9375 % at
  December 31, 1995), payable $ 336 thousand
  quarterly beginning October 1997, due 2004       9,418           10,661
Other notes payable                                1,101              796
Industrial development revenue bonds:
  6.5%, sinking fund paid annually, due 1999       3,700            4,400
  Variable rate (5.80 % at December 31, 1995),
    due in annual installments of $881 thousand
    through 2004                                   7,233            8,114
  Variable rate (5.30 % at December 31, 1995),
    due 2025                                       3,100            3,100
Debenture bonds:
  9.2% to 10%, due 1996                            5,868            6,088
  6.5% to 8%, due 1997 through 1999                5,815            5,530
  10%, due 1997 and 1998                           2,117            2,117
  10%, due 2000 and 2001                           2,704            2,742
  7.5% to 8.7%, due 2002 through 2004              5,689            5,590
Employee bonds, variable rate (12.38% at December
  31, 1995)                                          304              233
Other bonds, 4% to 9.6%                              569              611
                                                  82,168           74,832
Less current maturities                            8,029            3,615
                                                 $74,139          $71,217

The Partnership has a $20 million revolving line of credit with a bank which bears interest based on the LIBOR rate (6.725% at December 31, 1995). Borrowings under this agreement totalled $20 million at December 31, 1995. The revolving line of credit agreement expires on July 1, 1997.

The variable rate notes payable, the notes payable due in quarterly installments and the industrial development revenue bonds are collateralized by first mortgages on certain facilities and related property with a book value aggregating approximately $24 million.

The various underlying loan agreements, including the Partnership's revolving line of credit, contain certain provisions which require the Partnership to, among other things, maintain minimum working capital of $32 million and net Partnership equity (as defined) of $43 million, limit the addition of new long-term debt and limit its unhedged grain position to 2 million bushels. The partnership was in compliance with these covenants at December 31, 1995.

The aggregate annual maturities, including sinking fund requirements, through 2000 of long-term debt are as follows: 1996--$8 million; 1997--$26 million, 1998--$8 million; 1999--$6 million and 2000--$4 million.

Interest paid (including short-term lines of credit) amounted to $13 million, $8 million and $5 million in 1995, 1994 and 1993, respectively.

8. Leases

The Partnership and subsidiaries lease certain equipment and real property under operating leases, including rail cars which the Partnership subleases to third parties. Net rental expense under operating leases was as follows:

    (in thousands)                   1995      1994      1993

Total rental expense               $11,165    $8,442    $7,095
Less rental income from subleases    6,235     2,805     1,320
Net rental expense                $  4,930    $5,637    $5,775


Future minimum rentals for all noncancelable operating leases and future rental income from subleases are as follows:

                              Future     Future
                              Minimum    Sublease
       (in thousands)         Rentals    Income

1996                        $ 10,124    $  6,627
1997                           8,470       5,608
1998                           7,319       5,334
1999                           4,849       3,071
2000                           2,783         840
Future years                   7,675       1,053
                            $ 41,220    $ 22,533

9. Commitments and Risk Management

The Partnership has, in the normal course of its business, entered into contracts to purchase and sell grain inventories and has interest in other commodity contracts requiring performance in future periods. Contracts for purchase of grain inventories from producers generally relate to the current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for sale of grain inventories to processors and other consumers generally do not extend beyond one year. The terms of these contracts are consistent with industry practice.

The Partnership utilizes futures and option contracts that are traded on a regulated exchange to hedge its net price exposure from grain inventories held and firm commitments to purchase or sell grain inventories and to limit its cash requirements for margin calls in the event of rising market prices. The Partnership's policy is to hedge its net price exposure and at December 31, 1995, nearly 100% of the Partnership's grain inventories held and firm commitments under forward contracts were hedged with futures contracts. All grain inventories held, firm commitments under forward contracts and futures contracts are marked to market on a daily basis.

The Partnership periodically utilizes interest rate contracts to manage interest rate risk by converting the variable interest rates on its short-term borrowings to intermediate term fixed rates. Income or expense associated with interest rate swap agreements is recognized on the accrual basis over the life of the swap agreement as a component of interest expense. At December 31, 1995, the Partnership was participating in three interest rate swap agreements, each with a notional amount of $10 million. The interest rate swaps expire in March and June of 1996 and convert variable interest rates to fixed rates of 5.815% to 5.87%. The effect of the interest rate swaps on the Partnership's interest expense was not significant in 1995. The Partnership incurred $53 thousand and $93 thousand of additional interest expense from participating in interest rate swaps in 1994 and 1993, respectively.

10. Securities

The following is a summary of held-to-maturity securities which mature within one year as of December 31, 1995 and 1994:

                                             Gross        Gross
  (in thousands)            Amortized     Unrealized    Unrealized     Fair
                              Cost          Gains         Losses       Value
December 31, 1995
  Margin deposits--
    U.S. Treasury securities $5,131           $8            $83       $5,056

December 31, 1994
  Cash equivalent--
    commercial paper         $4,700           $-            $ -       $4,700
  Margin deposits--
    U.S. Treasury securities  3,902            1              -        3,903
                             $8,602           $1            $ -       $8,603

11. Fair Values of Financial Instruments

The fair values of the Partnership's financial instruments, consisting of cash equivalents, margin deposits, investments in and advances to affiliates and long and short-term debt, approximate their carrying values since the instruments either provide for short terms to maturity or interest at variable rates based on market indexes or, in the case of investments in affiliates, the investments are being carried on the equity method which approximate fair value. Certain long-term notes payable and the Partnership's debenture bonds bear fixed rates of interest and terms of five or ten years. Based upon current interest rates offered by the Partnership on similar bonds and rates currently available to the Partnership for long-term borrowings with similar terms and remaining maturities, the Partnership believes its long-term debt instruments outstanding at December 31, 1995 and 1994, have fair values as follows:

   (in thousands)                         Carrying            Fair
                                           Amount             Value
1995:
    Debenture bonds                       $22,257            $22,251
    Long-term notes payable                59,911             60,513
                                          $82,168            $82,764

1994:
    Debenture bonds                       $22,144            $22,189
    Long-term notes payable                52,688             51,316
                                          $74,832            $73,505


12. Business Segments

The Partnership operates three business segments: Agriculture Group, Retail Group and Business Development Group. The Agriculture Group includes grain merchandising, operation of terminal grain elevator facilities, and distribution of agricultural products, primarily fertilizer. The Retail Group includes operation of retail stores and a distribution center. The Business Development Group includes production and distribution of lawn and corn cob products, railcar leasing and repair and the marketing of the Partnership's excess real estate as well as other, smaller businesses.

In 1995, the Partnership realigned its segments, moving some smaller divisions to the Business Development Group to reflect the management structure and development cycle of these businesses. Prior to 1994 the Partnership reported its Agriculture businesses as two segments: Grain Operations and Agricultural Products. The Partnership elected to combine these operations into a single business segment based upon the similarities in the customer bases and geographic markets. Prior years segment information has been restated.

The segment information includes the allocation of expenses shared by one or more segments. Although management believes such allocations are reasonable, the operating information does not necessarily reflect how such data might appear if the segments were operated as separate businesses.

                                                Year Ended December 31
       (in thousands)                       1995         1994         1993
Sales and revenues:
  Agriculture Group:
    Sales to unaffiliated customers       $796,754     $678,316     $540,254
    Intersegment sales                       6,630        3,106        2,979
    Merchandising revenue and other income  28,090       29,623       28,001
                                           831,474      711,045      571,234
  Retail Group:
    Sales to unaffiliated customers        168,051      169,009      152,627
    Other income                               282          113          118
                                           168,333      169,122      152,745
  Business Development Group:
    Sales to unaffiliated customers        100,402       92,965       76,535
    Intersegment sales                         929          870          730
    Other income                             3,296          765        1,875
                                           104,627       94,600       79,140
  Other income                                 641          698          825
  Eliminations--intersegment sales          (7,559)      (3,976)      (3,709)
Total sales and revenues                $1,097,516     $971,489     $800,235

Operating profit:
  Agriculture Group                     $   16,920     $ 18,901     $ 14,571
  Retail Group                               4,392        4,596        1,640
  Business Development Group                 6,719        5,594        6,429
Total operating profit                      28,031       29,091       22,640

Other income                                   451          492          620
Interest expense                           (14,019)      (8,395)      (6,169)
General expenses                            (4,343)      (6,051)      (6,012)
Income from continuing operations       $   10,120     $ 15,137     $ 11,079

Identifiable assets:
  Agriculture Group                     $  321,045     $207,833     $244,065
  Retail Group                              61,296       64,135       56,067
  Business Development Group                62,313       59,881       50,438
  General                                    6,761        8,706        5,932
Total assets                            $  451,415     $340,555     $356,502

Depreciation and amortization expense:
  Agriculture Group                     $    4,186     $  3,391     $  3,252
  Retail Group                               2,771        2,567        1,914
  Business Development Group                 1,960        1,789        1,627
  General                                      399          354          316
Total depreciation and amortization
  expense                               $    9,316     $  8,101     $  7,109

Capital expenditures:
  Agriculture Group                     $   10,072     $  6,689     $  3,773
  Retail Group                               2,749       12,981        4,164
  Business Development Group                 2,536        5,995        2,738
  General                                      633          635          133
Total expenditures                      $   15,990     $ 26,300     $ 10,808

Intersegment sales are made at prices comparable to normal, unaffiliated customer sales. Operating profit is sales and merchandising revenues plus interest and other income attributable to the operating area less operating expenses, excluding interest and general expenses. Identifiable assets by segment include accounts receivable, inventories, advances to suppliers, property, plant and equipment and other assets that are directly identified with those operations. General assets consist of cash, investments, land and buildings and equipment associated with administration and Partnership services, and other assets not directly identified with segment operations.

No unaffiliated customer accounted for more than 10% of sales and revenues in 1995, 1994 or 1993. Grain sales for export to foreign markets amounted to approximately $194 million, $130 million and $88 million in 1995, 1994 and 1993, respectively.



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

Name                            Age     Position
Thomas H. Anderson              72      Director; Chairman of the Board (1)
Richard P. Anderson             66      Director; President and Chief Executive
                                          Officer (1)
Christopher J. Anderson         41      Vice President Business Development
                                          Group
Daniel T. Anderson              40      Director; General Merchandise Manager
                                          Retail Group
Donald E. Anderson              69      Director (2)
Michael J. Anderson             44      Director; Vice President and General
                                          Manager Retail Group (1)
Richard M. Anderson             39      Director; Vice President and General
                                          Manager Industrial Products Group (3)
John F. Barrett                 47      Director (1)(2)
Joseph L. Braker                45      Vice President and General Manager
                                          Agriculture Group
Dale W. Fallat                  51      Director; Vice President Corporate
                                          Services
Richard R. George               46      Corporate Controller and Principal
                                          Accounting Officer
Paul M. Kraus                   63      Director (2)
Peter A. Machin                 48      Vice President and General Manager Lawn
                                          Products Group
Beverly J. McBride              54      General Counsel and Corporate
                                          Secretary
Rene C. McPherson               (4)     Director
Donald M. Mennel                77      Director (1)(3)
David L. Nichols                54      Director (1)(3)
Janet M. Schoen                 36      Director
Gary L. Smith                   50      Corporate Treasurer

(1) Member of Nominating Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee
(4) Deceased February, 1996


Thomas H. Anderson was named Chairman of the Board when the General Partner was formed in 1987. He formerly held the position of Manager-Company Services of The Andersons for several years, was named Senior Partner in 1987 and served as a general partner of The Andersons and a member of its Managing Committee from 1947 through 1987.

Richard P. Anderson has been a Director of the General Partner since its inception in 1987. He is also a director of Centerior Energy Corporation and First Mississippi Corp. He served as Managing Partner of The Andersons from 1984 to 1987 and he was named Chief Executive Officer in 1987, after serving as a general partner of The Andersons and a member of its Managing Committee from 1947 through 1987.

Christopher J. Anderson began full-time employment with the Partnership in 1983. He held several positions in the Grain Group, including Planning Manager
and Administrative Services Manager, until 1988.   Mr. Anderson returned to the
Company in 1990 in his present position, after having formed and operated a private consulting business from 1988 to 1990.

Daniel T. Anderson was elected a Director in 1990. He began full-time employment with The Andersons in 1979. Mr. Anderson served in various positions in the Retail Group since 1984, including Store Manager and Retail Operations Manager assuming the position of General Merchandise Manager for the Retail Group in 1990.

Donald E. Anderson was in charge of scientific research for the Partnership since 1980. He also served as a general partner of The Andersons from 1947 through 1987. Mr. Anderson retired in 1992.

Michael J. Anderson began his employment with The Andersons in 1978, serving in several capacities in the Grain Group and holding the position of Vice President and General Manager Grain Group from 1990 to February 1994. He was named Vice President and General Manager of the Retail Group in February 1994 and has served as a Director of the General Partner since 1988.

Richard M. Anderson has served as a Director since 1988. He began his employment with The Andersons in 1986 as Planning Analyst and was named the
Manager of Technical Development in 1987.   Mr. Anderson assumed his present
position in 1990.

John F. Barrett was elected a Director of the General Partner in 1992. He has served in various capacities at The Western and Southern Life Insurance Company, including Executive Vice President and Chief Financial Officer and President and Chief Operating Officer, and currently serves as Chief Executive Officer. Mr. Barrett is also a director of Cincinnati Bell, Inc. and Fifth Third Bancorp.

Joseph L. Braker began his employment with the Partnership in 1968. He held several positions within the Grain area and in 1988, he was named Group Vice President, Grain. In 1990, he was named Vice President and General Manager Ag Products Group an d in February 1994 he was named Vice President and General Manager Agriculture Group. He served as a general partner of The Andersons from 1985 to 1987.

Dale W. Fallat has served as a Director of the General Partner since its inception in 1987. He began his employment with The Andersons in 1967 and in 1988 was named Senior Vice President Law and Corporate Affairs. He assumed his present position i n 1990. Mr. Fallat served as a general partner of The Andersons from 1983 through 1987 and a member of its Managing Committee in 1986 and 1987.

Richard R. George began his employment with the Partnership in 1976 and has served as Controller since 1979.

Paul M. Kraus has been a limited partner of the Partnership since 1965 and has served as a Director of the General Partner since 1988. He has been a member of the Toledo, Ohio law firm of Marshall & Melhorn since 1962.

Peter A. Machin began his employment with The Andersons in the Lawn Products Group in 1987 as Sales Manager of Professional Products. He was promoted to Sales and Marketing Manager in 1988 and assumed his present position in 1990. Beverly J. McBride began employment with The Andersons in 1976. She has served as Assistant General Counsel, Senior Counsel and since 1987 as General Counsel and Corporate Secretary.

Rene C. McPherson was a Director of the General Partner since 1988. He also served as a Director of Mercantile Stores Company, Inc. and Milliken and Company. He retired in 1980 as Chairman of the Board and Chief Executive Officer of Dana Corporation. From 1980 to 1983, Mr. McPherson was Dean of the Graduate School of Business at Stanford University. He retired from the Boards of Banc One Corporation, Dow Jones and Company, Inc., and Westinghouse Electric Corporation, in 1995. Mr. McPherson passed away in February, 1996.

Donald M. Mennel was elected as a Director in 1990. He is retired Chairman of the Board and Chief Executive Officer of The Mennel Milling Company, and began a private law practice in 1986.

David L. Nichols has agreed to begin serving in 1995 as a Director of the General Partner. He has served in various capacities with Mercantile Stores Company, Inc. and is currently Chairman and Chief Executive Officer, a position he has held since 1 992.

Janet M. Schoen is a former school teacher, and a full-time homemaker. She was elected a Director of the General Partner in 1990.

Gary L. Smith began employment with the Partnership in 1980. He has served as Treasurer since 1985.

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

Summary Compensation Table
                                                Annual Compensation
                                                                  All Other
Name and Position                  Year     Salary     Bonus   Compensation (a)

     Richard P. Anderson           1995    $363,333  $ 60,000      $4,620
       President and Chief         1994     335,000   202,500       4,620
       Executive Officer           1993     308,333   150,000       4,497

     Thomas H. Anderson            1995     245,000    35,000       4,620
       Chairman of the Board       1994     226,667   125,000       4,620
                                   1993     206,669    90,000       4,497

     Joseph L. Braker              1995     235,876    45,000       4,620
       Vice President and General  1994     224,071   150,000       4,620
       Manager Agriculture Group   1993     194,634    70,000       4,497

     Michael J. Anderson           1995     211,628    20,000       4,620
       Vice President and General  1994     200,765   100,000       4,620
       Manager Retail Group        1993     161,962   100,000       4,497

     Larry Rigel                   1995     173,840        --       4,620
       Former Vice  President      1994     171,981    25,000       4,620
       Marketing                   1993     162,558    15,000       4,497

(a) Corporation's matching contributions to its 401(k) retirement plan.

Pension Plans

     The Corporation has a Defined Benefit Pension Plan (the "Pension Plan") which covers substantially all employees who work greater than 1,000 hours annually. Benefits are payable annually upon retirement at age 65 or older. A discount of six percent per year is applied for retirement before age 65. The annual benefit is equal to the employees years of service multiplied by (a) 1% of average compensation (for five highest consecutive years out of the last ten years of service) plus (b) 0.5% of average compensation in excess of the Social Security covered compensation. The compensation covered by the Pension Plan is equal to the employees' base pay plus bonus, which in the Summary Compensation Table is the executive's salary and bonus, but beginning in 1989, was limited by the Internal Revenue Code to $200,000, adjusted for inflation, and beginning in 1994 is limited to $150,000, also be adjusted for inflation. Each of the named executives has eight years of credited service.

     In addition, the Corporation has a Supplemental Retirement Plan (the "Supplemental Plan") which is a non-qualified deferred compensation plan designed to cover all employees (primarily executives) who are participants in the Pension Plan and whose salary exceeds the 1994 Internal Revenue Code limit. Benefits under this Supplemental Plan are calculated exactly as in the Pension Plan but without the Internal Revenue Code limit and then the Pension Plan benefit is subtracted to determine t he Supplemental Plan benefit.

     The table below reflects the total benefits that an employee would receive under the Pension Plan and the Supplemental Plan for the indicated average compensation and years of service upon retirement at age 65 and election of a single life annuity.

      Average           Approximate Annual Retirement Benefit Based
     Five-Year             Upon the Indicated Years of Service
   Compensation    5 Years   10 Years   15 Years    25 Years   30 Years
     $ 50,000      $ 3,100   $ 6,200    $  9,300    $  15,500  $  18,600
      100,000        6,900    13,700      20,600       34,300     41,100
      150,000       10,600    21,200      31,800       53,000     63,600
      200,000       14,400    28,700      43,100       71,800     86,100
      250,000       18,100    36,200      54,300       90,500    108,600
      300,000       21,900    43,700      65,600      109,300    131,100
      350,000       25,600    51,200      76,800      128,000    153,600
      400,000       29,400    58,700      88,100      146,800    176,100
      450,000       33,100    66,200      99,300      165,500    198,600
      500,000       36,900    73,700     110,600      184,300    221,100

Directors' Fees

     Directors who are not employees of the Corporation and who are not members of the Anderson family receive an annual retainer of $15,000. Directors who are not employees of the Corporation receive a fee of $1,000 for each Board Meeting attended. There are three committees of the Board of Directors: the Audit Committee; the Nominating Committee; and the Compensation Committee. The chairpersons of these committees receives a retainer of $3,000 provided they are not an employee of the Corporation. Members of the committees, including chairpersons, who are not employees of the Corporation receive $750 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

     No member of the Compensation Committee is an employee of the Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) No Limited Partner beneficially owned as much as 5% of the Partnership's total capital, prior to the merger.

Item 13.  Certain Relationships and Related Transactions

Management Agreement

     The Corporation provides all personnel and management services to the Partnership pursuant to a Management Agreement. The fee paid to the Corporation for its services is an amount equal to (a) the salaries and cost of all employee benefits, and other normal employee costs, paid or accrued on behalf of the Corporation's employees who furnish services to the Partnership,
(b) reimbursable expenses incurred by the Corporation in connection with its services to the Partnership, or on the Partnership's behalf, and (c) an amount equal to $5,000 for each 1% of return on partners' capital up to a 15% annual return on partners' capital, plus $7,500 for each 1% of return on partners' capital between 15% and 25%, plus $10,000 for each 1% of re turn on partners' capital greater than a 25% annual return to cover that part of the Corporation's general overhead which is attributable to Partnership services and to provide an element of profit to the Corporation. The management fee incurred by the Partnership in 1995 totaled $74.2 million. See Note 2 to the Partnership's Consolidated Financial Statements. Management believes that the amount of the management fee paid to the Corporation is as favorable to the Partnership as it would be if paid to an unaffiliated third party providing similar management services. In this connection, approximately 85% of the limited partners in the Partnership are also shareholders in the Corporation and no one may own shares in the Corporation unless they are a limited partner in the Partnership. In addition to the fee payable to the Corporation, the Management Agreement also provides for certain other customary terms and conditions, including termination rights, and requires the Corporation to make its books and records available to the Partnership for inspection at reasonable times.

Sublease Arrangement

     The office building utilized by the Partnership is leased by the Corporation from an unaffiliated lessor under a net lease expiring in 2000.
The Partnership subleases approximately 90% of the building from the Corporation and pays the Corporation rent for the space it occupies. Under the terms of the sublease, the Partnership also is responsible for insurance, utilities, taxes, general maintenance, snow removal, lawn care and similar upkeep expenses for the entire building. The Corporation reimburses the Partnership for management and maintenance of the building, including the space it does not occupy. The amount paid by the Partnership to the Corporation for the portion of the building occupied by the Partnership is designed to reimburse the Corporation for its equivalent cost under the Corporation's lease. In 1995, the rental payments made by the Partnership to the Corporation, net of the reimbursement for management and maintenance of the building was $692,918, which is included in the total management fee referred to under "Management Agreement" above. See Note 2 to the Partnership's Consolidated Financial Statements.


                                    PART IV


Item 14.  Financial Statement Schedules and Reports on Form 8-K

(a) (1) The following consolidated financial statements of the registrant are included in Item 8:


                                                                           Page

                Report of Independent Auditors.............................. 14
                Consolidated Statements of Income - years ended
                  December 31, 1995, 1994 and 1993.......................... 15
                Consolidated Balance Sheets - December 31, 1995 and 1994.... 16
                Consolidated Statements of Cash Flows - years ended
                  December 31, 1995, 1994 and 1993.......................... 17
                Consolidated Statements of Changes in Partners' Capital
                  - years ended December 31, 1995, 1994 and 1993............ 18
                Notes to Consolidated Financial Statements.................. 19

    (2) The following consolidated financial statement schedule is included in Item 14(d):

          II.   Consolidated Valuation and Qualifying Accounts - years
                ended December 31, 1995, 1994 and 1993...................... 42

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (3)   Exhibits:

          3(a) Certificate of Limited Partnership filed by the Partnership on January 9, 1995 with the Secretary of the State of Ohio (Incorporated by reference to the Partnership's 1994 Annual Report on Form 10-K.)

          3(b) The Andersons Partnership Agreement, dated as of April 1, 1995. (Incorporated by reference to Registration Statement No. 33-58963.)

          4(a) Form of Indenture dated as of October 1, 1985, between the Registrant and Ohio Citizens Bank, as Trustee. (Incorporated by reference to Exhibit 4(a) in Registration Statement No. 33-819.)

          4(b)(i) The Fifteenth Supplemental Indenture dated as of January 2,
                  1995, between The Andersons, Inc. and Fifth Third Bank of Northwestern Ohio, N.A., successor Trustee to an Indenture between The Andersons and Ohio Citizens Bank, dated as of October 1, 1985. (Incorporated by reference to The Andersons, Inc. Form 10-K dated December 31, 1995.)

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

(c)   Exhibits:

           The exhibits listed in Item 14(a)(3) of this report, and not incorporated by reference, follow "Financial Statement Schedule" referred to in (d) below.

(d)   Financial Statement Schedule:

           The financial statement schedule listed in 14(a)(2) follows "Signatures".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Maumee, Ohio, on the 28th day of March, 1996.

                                 THE ANDERSONS (Registrant)

                                 By The Andersons, Inc.
                                    (Former General Partner)



                                 By  /s/Richard P. Anderson
                                     Richard P. Anderson
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as Directors of the General Partner and on behalf of the Registrant on the 28th day of March, 1996.

Signature                   Title*          Signature                 Title*


/s/Richard P. Anderson      Director                                  Director
Richard P. Anderson                         John F. Barrett

/s/Daniel T. Anderson       Director        /s/Dale W. Fallat         Director
Daniel T. Anderson                          Dale W. Fallat

                            Director        /s/Paul M. Kraus          Director
Donald E. Anderson                          Paul M. Kraus

/s/Michael J. Anderson      Director                                  Director
Michael J. Anderson                         Donald M. Mennel

/s/Richard M. Anderson      Director                                  Director
Richard M. Anderson                         David L. Nichols

/s/Thomas H. Anderson       Director                                  Director
Thomas H. Anderson                          Janet M. Schoen


*Titles with The Andersons, Inc.

     The former Limited Partners who became shareholders of The Andersons, Inc. will receive proxy statements for that entity approximately April 22, 1996. An annual report to shareholders of The Andersons, Inc. will also be distributed to them.



          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                         THE ANDERSONS AND SUBSIDIARIES


                                                   Additions
                               Balance at   Charged to     Charged to                    Balance
                               Beginning    Costs and    Other Accounts    Deductions     at End
Description                    of Period     Expenses      -Describe       - Describe    of Period

Allowance for doubtful
accounts receivable:
  Year ended December 31, 1995  $2,292,000  $2,220,830      $  -0-        $  998,830  (1) $3,514,000

  Year ended December 31, 1994   1,178,000   2,682,904         -0-         1,568,904  (1)  2,292,000

  Year ended December 31, 1993     775,000     909,724         -0-           506,724  (1)  1,178,000

Allowance for doubtful
notes receivable:

  Year ended December 31, 1995  $  727,000  $  550,000      $  -0-        $     -0-   (1) $1,277,000

  Year ended December 31, 1994         -0-     727,000         -0-              -0-   (1)    727,000

  Year ended December 31, 1993         -0-         -0-         -0-              -0-   (1)        -0-

(1)  Uncollectible accounts written off, net of recoveries